Form 10-Q
period 2011-09-30
Westpoint Energy, Inc.
filed 2011-11-14
CIK 1522164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended September 30, 2011
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 333-175313

WESTPOINT ENERGY, INC.
(Exact name of registrant as specified in its charter)

871 Coronado Center Drive, Suite 200
Henderson, Nevada 89052
(Address of principal executive offices) (Zip Code)

702-940-2333
(Registrant's telephone number, including area code)

_____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]         No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,740,000 shares of common stock, $0.0001 par value, issued and outstanding as of November 10, 2011.

  PART I – FINANCIAL INFORMATION

  Item 1.  Financial Statements.

WESTPOINT ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	March 31,
	2011	2011
ASSETS
Current Assets
Cash	$75,109	$83,296
Prepaid expenses	993	3,753
Total Current Assets	76,102	87,049

Oil and Gas Property Interests (note 4)	17,315	15,290

Total Assets	$93,417	$102,339

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$16,135	$645

Total Current Liabilities	16,135	645

Stockholders' Equity
Common Stock, Par Value $.0001
Authorized 100,000,000 shares,
25,740,000 shares issued at September 30, 2011
(25,740,000 shares issued at March 31, 2011)	2,574	2,574
Paid-In Capital	102.426	102,426
Deficit Accumulated Since Inception of the Exploration Stage	(27,718)	(3,306)

Total Stockholders' Equity	77,282	101,694

Total Liabilities and Stockholders' Equity	$93,417	$102,339

The accompanying notes are an integral part of these financial statements.

WESTPOINT ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Since
	For the Three Months		For the Six Months		Dec 6, 2010
	Ended		Ended		(Inception) to
	September 30,		September 30,		September 30
	2011	2010	2011	2010	2011
Revenues	$-	$-	$-	$-	$-
Cost of Revenues	-	-	-	-	-
Gross Margin	-	-	-	-	-

Expenses:
Professional Expenses	5,581	-	19,308	-	20,778
Office and sundry	830	-	910	-	1,162
Rent	597		1,194		1,778
Directors’ fees	1,500		3,000		4,000
Net Loss from Operations	(8,508)	-	(24,412)	-	(27,718)

Other Income (Expenses)
Interest	-	-	-	-	-
Net Other Income (Expenses)	-	-	-	-	-

Net Loss	$(8,508)	$-	$(24,412)	$-	$(27,718)

Basic and Diluted
Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	25,740,000	-	25,740,000	-

The accompanying notes are an integral part of these financial statements.

WESTPOINT ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			Dec 6, 2010
	For the Six-Months Ended		(Inception) to
	September 30,		September 30
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(24,412)	$-	$(27,718)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Change in Operating Assets and Liabilities
Decrease (Increase) in Prepaid Expenses	2,760	-	(993)
Increase (Decrease) in Accounts Payable	15,490	-	16,135
Net Cash Used in Operating Activities	(6,162)	-	(12,576)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Oil and Gas Property Interests	(2,025)	-	(17,315)
Net Cash Used in Investing Activities	(2,025)	-	(17,315)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	-	-	105,000
Net Cash Provided by Financing Activities	-	-	105,000

Net (Decrease) Increase in Cash and Cash Equivalents	(8,187)	-	75,109
Cash and Cash Equivalents at Beginning of Period	83,296	-	-
Cash and Cash Equivalents at End of Period	$75,109	$-	$75,109
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTPOINT ENERGY INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Westpoint Energy, Inc. (an exploration stage company) (the “Company”) was incorporated in the state of Nevada on December 6, 2010.  The Company was established for the purposes of acquiring and, if warranted and feasible, developing oil and gas exploration properties.   In Saskatchewan, Canada the Company has acquired the rights to two petroleum and natural gas leases covering a total area of approximately 132 hectares of land.  The Company has not received any revenue from these assets as of September 30, 2011.

On June 20, 2011 the Company incorporated a wholly-owned subsidiary in the province of Alberta Canada named WP Energy, Inc.  The accompanying consolidated financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (GAAP) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Interim Reporting

The unaudited consolidated financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Westpoint Energy, Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2011and notes thereto included in the Company’s Form S-1 filed with the Securities and Exchange Commission.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form S-1 for the fiscal year ended March 31, 2011 have been omitted.  The results of operations for the three and six-month periods ended September 30, 2011 are not necessarily indicative of results for the entire year ending March 31, 2012.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The Company only commenced its oil and gas exploration activities on February 16, 2011.   The Company has not realized any revenue from its present operations.  During the six-months ended September 30, 2011, the Company incurred a net loss of $24,412.  Since inception on December 6, 2010 to September 30, 2011 the Company has an accumulated deficit of $27,718.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to develop its oil and gas properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $58,000 to fund its operations during the next twelve months which will include minimum annual property lease payments, continued assessment of its leases, as well as the costs associated with maintaining an office.  Current cash on hand is sufficient for the Company’s requirements for the next twelve months.  However, management has plans to seek additional capital through a private placement and public offering of its common stock in the future.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

WESTPOINT ENERGY INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and notes. Significant areas requiring the use of estimates relate to accrued liabilities and the impairment of long-lived assets.  Management believes the estimates utilized in preparing these financial statements are reasonable and prudent and are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. At September 30, 2011, $595 of cash was held in trust with the Company’s land broker for the purpose of future oil and gas lease acquisitions.  This cash can be returned to the Company upon request without penalty and as a result the full balance has been included in cash at September 30, 2011.

Foreign Currency

The Company has oil and gas property interests in Canada and as a result incurs some transactions in Canadian dollars.  The Company translates its Canadian dollar balances to US dollars in the following manner:  assets and liabilities have been translated using the rate of exchange at the balance sheet date.  The Company’s results of operations have been translated using average rates.

All amounts included in the accompanying financial statements and footnotes are stated in U.S. dollars.

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains all of its cash balances with two financial institutions in the form of demand deposits.

Loss per Share

Net income (loss) per share is computed by dividing net income by the weighted average number of shares outstanding during the period.

Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company has disclosed this information on its Statement of Operations. Comprehensive income is comprised of net income (loss) and all changes to capital deficit except those resulting from investments by owners and distribution to owners.

WESTPOINT ENERGY INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Property Payments and Exploration Costs

The Company follows the full cost method of accounting for natural gas and oil operations.  Under the full cost method all costs incurred in the acquisition, exploration and development of natural gas and oil reserves are initially capitalized into cost centers on a country-by-country basis. The Company’s current cost center is located in Canada. Such costs may include land acquisition costs, geological and geophysical expenditures, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition, exploration and development activities.

Costs capitalized, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated net proved reserves, as determined by independent petroleum engineers.  The Company has adopted revised oil and gas reserve estimation and disclosure requirements. The primary impact of the new disclosures is to conform the definition of proved reserves with the SEC Modernization of Oil and Gas Reporting rules, which were issued by the SEC at the end of 2008. The accounting standards update revised the definition of proved oil and gas reserves to require that the average, first-day-of-the-month price during the 12-month period before the end of the year rather than the year-end price, must be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The percentage of total reserve volumes produced during the year is multiplied by the net capitalized investment plus future estimated development costs in those reserves.  Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed periodically to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

Under full cost accounting rules, capitalized costs, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the ceiling) equal to the sum of:  (i) the after tax present value of estimated future net revenues computed by applying current prices of oil and gas reserves to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on currents costs) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; (ii) the cost of properties not being amortized; and (iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized.  If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the ceiling, the excess shall be charged to expense and separately disclosed during the period in which the excess occurs.  Amounts thus required to be written off shall not be reinstated for any subsequent increase in the cost center ceiling.

The Company has not recognized any revenue from its oil and gas exploration activities which commenced in February, 2011.  The Company’s properties do not contain any known reserves or resources of oil or gas.

Impairment of Long-lived Assets

In accordance with ASC 360, Property, Plant and Equipment, long lived assets such as equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount of fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

WESTPOINT ENERGY INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Asset Retirement Obligations

In accordance with ASC 410, Asset Retirement and Environmental Obligations the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. At least annually, the Company will reassess the need to record an obligation or determine whether a change in any estimated obligation is necessary. The Company will evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation has materially changed the Company will accordingly update its assessment. The asset retirement obligation is measured at fair value on a non-recurring basis using level 3 inputs based on discounted cash flows involving estimates, assumptions, and judgments regarding the cost, timing of settlement, credit-adjusted risk-free rate and inflation rates.

The Company acquired its two leases on February 16, 2011. The Company has not yet undertaken any field activity on its properties that would require the recognition of an asset retirement obligation.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If it is determined that the realization of the future tax benefit is not more likely than not, the enterprise establishes a valuation allowance.

Fair Value of Financial Instruments

The book values of cash, prepaid expenses, and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one — inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities;

•
Level two — inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter.

WESTPOINT ENERGY INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – OIL AND GAS PROPERTY INTERESTS (Unproven)

Saskatchewan Properties

	September 30, 2011 (Cumulative)
	Saskatchewan	Total
Property acquisition costs	$15,000	$15,000
Additional property costs	2,315	2,315
Total expenditures	$17,315	$17,315

On February 16, 2011 the Company acquired an interest in two Petroleum and Natural Gas (“PN&G”) Leases (the “Leases”) in the province of Saskatchewan from Westpoint Energy, Inc. (“Titan”) for $15,000 (note 5).  The Leases are located in the Estevan area of the province which is the southeast corner of Saskatchewan.  The total area covered by the Company’s portion of the Leases is approximately 132 hectares.  The Leases that were acquired by the Company are with the province of Saskatchewan and they had been previously acquired by Titan through a public land sale process held on a regular basis by the Saskatchewan provincial government.  Subsequent to the acquisition of the Leases from Titan the Company submitted bids through the public land sale process on lands in the vicinity of the Company’s Leases.  To date, no additional land has been leased by the Company.

The public land sale process is a sealed bid auction.  On the day of the sale, the province reviews the bids.  Upon being notified that it has submitted the highest bid for a specific land parcel the Company would immediately pay the government the bid price and enter into a formal lease with the government. The Leases acquired from Titan are for an initial 5 year term, require minimum annual lease payments, and grant the Company the right to explore for potential petroleum and natural gas opportunities on the respective lease.  The Company’s Lease is subject to royalties payable to the government of Saskatchewan.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company’s only properties were acquired from Titan (note 4).  Both of the Company’s directors are also directors of Titan.  In addition, the Company’s President and CEO is also the sole executive officer of Titan.

The Company currently pays one of its directors $500 per month to serve on its Board of Directors.  The payments are made quarterly in advance.  The total amount paid to the director for the six-month period ended September 30, 2011 was $3,000.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements of Westpoint Energy, Inc.  (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated exploration and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission on September 13, 2011.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

General

The Company was established to acquire, explore, and if warranted and feasible, develop oil and natural gas resource properties.  The Company has acquired leases for two properties in the province of Saskatchewan, Canada.  The Company intends to use the approximately $60,000 in working capital it currently has to finance its activities. We believe that such funds will be sufficient to fund our operating expenses over the next twelve months.

Plan of Operation

The Company has budgeted $20,000 for its initial property assessment.  The Company’s initial work plan for the first year will include a detailed review of all publicly available data from its properties as well as data from adjoining or nearby properties.  Whenever a company undertakes any drilling on land controlled by the province, it must report the results to the government.  These results then become known to the public. Therefore, a review of this information may indicate the existence of known oil-producing formations on land close to our properties.  The presence of formations with good production potential exiting on other lands not owned or controlled by us does not ensure that such formations exist on our properties.  However, in the event that nearby lands are either producing or contain formations thought to have the potential to produce oil or gas, then such circumstances would be a positive first step, although not a guarantee, in the advancement of the Company’s properties. Currently, the Company has not yet received any reports indicating whether any such drilling has taken place on our lands or on adjacent lands held by other entities.

The Company has engaged James D. Enterprises Ltd., an engineering firm, to undertake an initial review of its two properties.  In particular, the review will include a detailed assessment of publicly available drilling information to help  assess whether its properties may contain the type of formations that typically host oil in southeastern Saskatchewan.  The review of the data will focus on drill logs from wells drilled in the vicinity of its properties.  This review is currently on-going but the Company expects it to be completed by the end of 2011.

A second part of the Company’s plan of operations is to increase the size of its land holdings in the area.  A list of land sale dates and land available is published by the Province of Saskatchewan in advance of a given sale. In conjunction with the Company’s contract geologist and land broker, the Company is monitoring the land sale packages that become available in order to expand our land position.  In furtherance of that strategy the Company has submitted bids in land sales held in 2011 but to date has not been successful in acquiring additional land. The one remaining 2011 public land sale will be held December 5, 2011.  The Company will be reviewing the land packages available in the two land sales to determine which, if any, the Company will be bidding on.

The Company estimates that it will utilize an approximate minimum of $58,000 in the next 12 months to implement its activities. The following chart indicates how we would utilize such funds:

Purpose	Amount
G&A including expert consultant fees	$13,000
Initial property assessment	$20,000
Legal and accounting	$25,000
Total	$58,000

The $13,000 for G&A includes office rent and supplies, and potential fees for consultants assisting the Company with financing or fund raising activities.  The initial property assessment costs of $20,000 will pay for the review of the publicly available database of drilling results maintained by the province of Saskatchewan as well as the preparation of an assessment of farm-out opportunities with companies operating in the area around our Leases.

The Company has commenced work according to the work plan. In May 2011, the Company engaged an engineering firm to review of the publicly available database of drilling results maintained by the province of Saskatchewan as well as the preparation of an assessment of farm-out opportunities with companies operating in the area around our leases.  This review is currently on-going but the Company expects that the initial phase of the work program will be completed by the end of 2011.

Results of Operations for the Six-Months ended September 30, 2011

Revenues

The Company is in its exploration stage and did not generate any revenues during the three or six-months ended September30, 2011 or from the period from December 6, 2010 (inception) through September 30, 2011.

Total operating expenses

During the six-months ended September 30, 2011, the total operating expenses were $24,412, which included $19,308 in legal and professional accounting fees associated with filing the Company’s Form S-1 registration statement, $3,000 in directors’ fees, $1,194 in rent, and $910 in office and sundry.

Net loss

During the three and six-month periods ended September 30, 2011 the Company had net losses of $8,508 and $24,212 respectively.  The Company was incorporated on December 6, 2010 and as a result did not have any operations for the comparable periods in 2010.

Liquidity and Capital Resources

As of September 30, 2011, the Company had a cash balance of $75,109 and working capital of $59,967. The Company believes that such funds will be sufficient to fund its expenses over the next twelve months.  There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

From the time of inception on December 6, 2010 to September 30, 2011 the Company has used $12,576 in operations, raised a total of $105,000 through the sale of common shares, and invested $17,315 in oil and gas property interests.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $27,718 for the period from December 6, 2010 (inception) to September 30, 2011, and has no sales.  Current cash on hand is sufficient for all of the Company’s commitments for the next 12 months. However, in order to further explore and develop our properties, additional funding will be required.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations.  The Company may  seek to raise additional capital in the future through the sale of debt or equity. There are no present plans to do so and there can be no assurances that any such plans will be realized.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There is substantial doubt about the Company’s ability to continue as a going concern. Accordingly, its independent auditors included an explanatory paragraph in their report on the March 31, 2011 financial statements regarding concerns about its ability to continue as a going concern. The Company’s financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by its independent auditors.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Smaller reporting companies are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.  The Company’s property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other information.

None.

Item 6. Exhibits.

Exhibit 31.1 – Certification of Principal Executive, Financial and Accounting Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Certification of Principal Executive, Financial and Accounting Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2011 WESTPOINT ENERGY, INC. By: /s/ Jarnail Dhaddey Jarnail Dhaddey President, Chief Executive Officer, and Treasurer (Principal Executive, Financial, and Accounting Officer)