Form 10-Q
period 2011-12-31
Westpoint Energy, Inc.
filed 2012-02-16
CIK 1522164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended December 31, 2011
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 333-175313

WESTPOINT ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-4251960
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
[X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]         No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,740,000 shares of common stock, $0.0001 par value, issued and outstanding as of February 16, 2012.

  PART I – FINANCIAL INFORMATION

  Item 1.  Financial Statements.

WESTPOINT ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31,	March 31,
	2011	2011
ASSETS
Current Assets
Cash	$35,562	$83,296
Accounts Receivable	316	−
Prepaid expenses	1,678	3,753
Total Current Assets	37,556	87,049

Oil and Gas Property Interests (note 4)	17,315	15,290

Total Assets	$54,871	$102,339

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$86	$645

Total Current Liabilities	86	645

Stockholders' Equity
Common Stock, Par Value $.0001
Authorized 100,000,000 shares,
25,740,000 shares issued and outstanding at December 31, 2011
(March 31, 2011 - 25,740,000)	2,574	2,574
Paid-In Capital	102,426	102,426
Deficit Accumulated Since Inception of the Exploration Stage	(50,215)	(3,306)

Total Stockholders' Equity	54,785	101,694

Total Liabilities and Stockholders' Equity	$54,871	$102,339

The accompanying notes are an integral part of these financial statements.

WESTPOINT ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Since
	For the Three Months		For the Nine Months		Dec 6, 2010
	Ended		Ended		(Inception) to
	December 31,		December 31,		December 31
	2011	2010	2011	2010	2011
Revenues	$-	$-	$-	$-	$-
Cost of Revenues	-	-	-	-	-
Gross Margin	-	-	-	-	-

Expenses:
Professional Expenses	7,299	-	21,636	-	21,831
Transfer agent and filing fees	12,728		17,699		18,974
Office and sundry	373	-	1,283	-	1,535
Rent	597		1,791		2,375
Directors’ fees	1,500		4,500		5,500
Net Loss from Operations	(22,497)	-	(46,909)	-	(50,215)

Other Income (Expenses)
Interest	-	-	-	-	-
Net Other Income (Expenses)	-	-	-	-	-

Net Loss	$(22,497)	$-	$(46,909)	$-	$(50,215)

Basic and Diluted Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	25,740,000	-	25,740,000	-

The accompanying notes are an integral part of these financial statements.

WESTPOINT ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			Dec 6, 2010
	For the Nine-Months Ended		(Inception) to
	December 31,		December 31
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(46,909)	$-	$(50,215)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Change in Operating Assets and Liabilities
Decrease (Increase) in Accounts Receivable	(316)	-	(316)
Decrease (Increase) in Prepaid Expenses	2,075	-	(1,678)
Increase (Decrease) in Accounts Payable	(559)	-	86
Net Cash Used in Operating Activities	(45,709)	-	(52,123)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Oil and Gas Property Interests	(2,025)	-	(17,315)
Net Cash Used in Investing Activities	(2,025)	-	(17,315)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	-	-	105,000
Net Cash Provided by Financing Activities	-	-	105,000

Net (Decrease) Increase in Cash and Cash Equivalents	(47,734)	-	35,562
Cash and Cash Equivalents at Beginning of Period	83,296	-	-
Cash and Cash Equivalents at End of Period	$35,562	$-	$35,562

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTPOINT ENERGY INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Westpoint Energy, Inc. (an exploration stage company) (the “Company”) was incorporated in the state of Nevada on December 6, 2010.  The Company was established for the purposes of acquiring and, if warranted and feasible, developing oil and gas exploration properties.   In Saskatchewan, Canada the Company has acquired the rights to two petroleum and natural gas leases covering a total area of approximately 132 hectares of land.  The Company has not received any revenue from these assets as of December 31, 2011.

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

Interim Reporting

The unaudited consolidated financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Westpoint Energy, Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2011and notes thereto included in the Company’s Form S-1 filed with the Securities and Exchange Commission.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form S-1 for the fiscal year ended March 31, 2011 have been omitted.  The results of operations for the three and nine-month periods ended December 31, 2011 are not necessarily indicative of results for the entire year ending March 31, 2012.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The Company only commenced its oil and gas exploration activities in February 2011.   The Company has not realized any revenue from its present operations.  During the nine-months ended December 31, 2011, the Company incurred a net loss of $46,909.  Since inception on December 6, 2010 to December 31, 2011 the Company has an accumulated deficit of $50,215.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to develop its oil and gas properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $58,000 to fund its operations during the next twelve months which will include minimum annual property lease payments, continued assessment of its leases, as well as the costs associated with maintaining an office.  Current cash on hand is insufficient for the Company’s requirements for the next twelve months.  However, management may seek additional capital through a private placement and public offering of its common stock in the future.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

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

	December 31, 2011 (Cumulative)
	Saskatchewan	Total
Property acquisition costs	$15,000	$15,000
Additional property costs	2,315	2,315
Total expenditures	$17,315	$17,315

On February 16, 2011 the Company acquired an interest in two Petroleum and Natural Gas (“P&NG”) Leases (the “Leases”) in the province of Saskatchewan from Titan Oil & Gas, Inc. (“Titan”) for $15,000 (note 5).  The Leases are located in the Estevan area of the province which is the southeast corner of Saskatchewan.  The total area covered by the Company’s portion of the Leases is approximately 132 hectares.  The Leases that were acquired by the Company are with the province of Saskatchewan and they had been previously acquired by Titan through a public land sale process held on a regular basis by the Saskatchewan provincial government.  Subsequent to the acquisition of the Leases from Titan, the Company submitted bids through the public land sale process on lands in the vicinity of the Company’s Leases.  To date, no additional land has been leased by the Company.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company’s only properties were acquired from Titan (note 4).  At the time of the property acquisition, the Company’s President and CEO, Jarnail Dhaddey, was the sole executive officer of Titan. However, Mr. Dhaddey has since resigned all of his positions with Titan.  In addition, the Company’s other director, Jack Adams, is currently the President and CEO of Titan and was a director of Titan at the time of the property acquisition.

The Company currently pays one of its directors $500 per month to serve on its Board of Directors.  The payments are made quarterly in advance.  The total amount paid to the directors for the nine-month period ended December 31, 2011 was $4,500 (2010 - $0).

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

Plan of Operation

The Company has budgeted $20,000 for its ongoing property assessment.  The Company’s initial work plan for the first year included a detailed review of all publicly available data from its properties as well as data from adjoining or nearby properties.  Whenever a company undertakes any drilling on land controlled by the province, it must report the results to the government.  These results then become known to the public. Therefore, a review of this information may indicate the existence of known oil-producing formations on land close to our properties.  The presence of formations with good production potential exiting on other lands not owned or controlled by us does not ensure that such formations exist on our properties.  However, in the event that nearby lands are either producing or contain formations thought to have the potential to produce oil or gas, then such circumstances would be a positive first step, although not a guarantee, in the advancement of the Company’s properties.

The Company engaged James D. Enterprises Ltd., an engineering firm, to undertake the initial review of its two properties.  In particular, the review included a detailed assessment of publicly available drilling information to help assess whether its properties may contain the type of formations that typically host oil in southeastern Saskatchewan.  The review of the data focused on drill logs from wells drilled in the vicinity of our properties.  The Company has received an initial report on its Saskatchewan properties and is currently assessing the results.

A second part of the Company’s plan of operations is to increase the size of its land holdings in the area.  A list of land sale dates and land available is published by the Province of Saskatchewan in advance of a given sale. In conjunction with the Company’s contract geologist and land broker, the Company is monitoring the land sale packages that become available in order to expand its land position.  In furtherance of that strategy the Company submitted bids in land sales held in 2011 but to date has not been successful in acquiring additional land. The Company will be reviewing the land packages available in future land sales to determine which, if any, the Company will be bidding on.

The Company estimates that it will utilize an approximate minimum of $58,000 in the next 12 months to implement its activities. The following chart indicates how we would utilize such funds:

Purpose	Amount
G&A including expert consultant fees	$13,000
Ongoing property assessment	$20,000
Legal and accounting	$25,000
Total	$58,000

The $13,000 for G&A includes office rent and supplies, and potential fees for consultants assisting the Company with financing or fund raising activities.  The ongoing property assessment costs of $20,000 will pay for the continued review of the publicly available database of drilling results maintained by the province of Saskatchewan as well as the preparation of an assessment of farm-out opportunities with companies operating in the area around our Leases.

Results of Operations for the Nine-Months ended December 31, 2011

The Company was incorporated on December 6, 2010 and as a result did not have any significant operations for the three or nine-months ended December 31, 2010.

Revenues

The Company is in its exploration stage and did not generate any revenues during the three or nine-months ended December 31, 2011 or from the period from December 6, 2010 (inception) through December 31, 2011.

Total operating expenses

During the nine-months ended December 31, 2011, total operating expenses were $46,909, which included $21,636 in professional fees for legal and accounting expenses associated with filing the Company’s Form S-1 registration statement, $17,699 in transfer agent and filing fees, $4,500 in directors’ fees, $1,791 in rent, and $1,283 in office and sundry.

Net loss

During the nine-month periods ended December 31, 2011 the Company had a net loss of $46,909.  The Company was incorporated on December 6, 2010 and as a result did not have any operations for the comparable period in 2010.

Liquidity and Capital Resources

As of December 31, 2011, the Company had a cash balance of $35,562 and working capital of $37,470. From the time of inception on December 6, 2010 to December 31, 2011 the Company has used $52,123 in operations, raised a total of $105,000 through the sale of common shares, and invested $17,315 in oil and gas property interests.

The Company expects that it will need approximately $58,000 to fund its operations during the next twelve months which will include minimum annual property lease payments, continued assessment of its leases, as well as the costs associated with maintaining an office.  Current cash on hand is insufficient for the Company’s requirements for the next twelve months.  However, management may seek additional capital through a private placement and public offering of its common stock in the future.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $50,215 for the period from December 6, 2010 (inception) to December 31, 2011, and has no sales.  Current cash on hand is insufficient for the Company’s requirements for the next twelve months.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, its independent auditors included an explanatory paragraph in their report on the March 31, 2011 financial statements regarding concerns about the Company’s ability to continue as a going concern. The Company’s financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by its independent auditors.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Smaller reporting companies are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 16, 2012 WESTPOINT ENERGY, INC. By: /s/ Jarnail Dhaddey Jarnail Dhaddey President, Chief Executive Officer, and Treasurer (Principal Executive, Financial, and Accounting Officer)