Form 10-K
period 2012-03-31
Westpoint Energy, Inc.
filed 2012-06-06
CIK 1522164

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

Commission file number: 333-175313

WESTPOINT ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-4251960
(State or Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

871 Coronado Center Drive, Suite 200
Henderson, Nevada 89052
(Address of principal executive offices)

(702) 940-2333
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No
☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of September 30, 2011 was N/A.

The number of shares of the issuer’s common stock issued and outstanding as of June 5, 2012 was 25,740,000 shares.
Documents Incorporated By Reference:  None

Oil and Gas Glossary

Adsorption: The accumulation of gases, liquids, or solutes on the surface of a solid or liquid.

Basin: A depressed area where sediments have accumulated during geologic time and considered to be prospective for oil and gas deposits.

Banff Formation: It is a stratigraphical unit of Lower Mississippian  age in the Western Canadian Sedimentary Basin.

Coal: A carbon-rich rock derived from plant material (peat).

Development: The phase in which a proven oil or gas field is brought into production by drilling production (development) wells.

Drilling: The using of a rig and crew for the drilling, suspension, production testing, capping, plugging and abandoning, deepening, plugging back, sidetracking, re-drilling or reconditioning of a well.

Drilling Logs: The recording of information about subsurface geologic formations, including records kept by the driller and records of mud and cutting analyses, core analysis, drill stem tests, and electric, acoustic, and radioactivity procedures.)

Exploration: The phase of operations which covers the search for oil or gas by carrying out detailed geological and geophysical surveys followed up where appropriate by exploratory drilling. Compare to "Development" phase.

Fracturing: The application of hydraulic pressure to the reservoir formation to create fractures through which oil or gas may move to the wellbore.

Mannville Formation: It is a stratigraphical unit of Cretaceous age in the Western Canadian Sedimentary Basin.

Methane: The simplest of the various hydrocarbons and is the major hydrocarbon component of natural gas, and in fact is commonly known as natural gas. It is colorless, odorless, and burns efficiently without many byproducts.

Milk River Formation: A near- shore to terrestrial sedimentary unit deposited during the Late Cretaceous period in southern Alberta.

Mineral Lease: A legal instrument executed by a mineral owner granting exclusive right to another to explore, drill, and produce oil and gas from a piece of land.

Mississippian Period: The period beginning about 359 million years ago and ending about 318 million years ago.

Nordegg:  A formation consisting of black limestone and calcareous black shales located in the subsurface.

P&NG: Petroleum and Natural Gas.

Pekisko: A stratigraphical unit of Mississippian age in the Western Canadian Sedimentary Basin.

Permeability: A measure of the ability of a rock to transmit fluid through pore spaces.

Reserves: Generally the amount of oil or gas in a particular reservoir that is available for production.

Reservoir: The underground rock formation where oil and gas has accumulated. It consists of a porous rock to hold the oil or gas, and a cap rock that prevents its escape.

Stratigraphy: A branch of geology that studies rock layers and layering (stratification). It is primarily used in the study of sedimentary and layered volcanic rocks.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Westpoint Energy, Inc. (the “Company”, “Westpoint”, or “we”) and other matters. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. One can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

The Company has based the forward-looking statements relating to the Company’s operations on management’s current expectations, estimates and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company’s actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, competition, and other factors.

PART I
Item 1.                      Description of Business

Overview

The Company was incorporated under the laws of the State of Nevada on December 6, 2010 for the purposes of acquiring and, if warranted and feasible, developing oil and gas exploration properties.

On February 1, 2011, we executed a Service Agreement with Jack Adams, pursuant to which Mr. Adams will provide his expertise as a geologist and serve on our board of directors.

On February 16, 2011 the Company acquired an interest in two Petroleum and Natural Gas (“P&NG”) leases (the “Leases”) in the province of Saskatchewan from Titan Oil & Gas, Inc. (“Titan”) for $15,000.  The Leases are located in the Estevan area of the province which is located in the southeast corner of Saskatchewan.  The total area covered by the Company’s portion of the Leases is approximately 132 hectares.  The Leases that were acquired by the Company are with the province of Saskatchewan and they had previously been acquired by Titan through a public land sale process which is held on a regular basis by the Saskatchewan provincial government.  The leases were originally acquired by Titan through a public land sale on April 12, 2010.  The leases were acquired by Titan’s land broker on behalf of Titan under the name’s Canadian Coastal Resources Ltd. and Windfall Resources Ltd. respectively.   In Alberta it is typical for land brokers to register several names with the province and then acquire land on behalf of clients under those registered names. The commencement date for both Leases is April 12, 2010.

On June 20, 2011 the Company incorporated a wholly-owned subsidiary in the province of Alberta Canada named WP Energy, Inc.

Business Operations

We have a specific business plan that we are pursuing as aggressively as possible within the limits of our resources. We are an exploration-stage company as defined by the SEC and we are in the business of exploring, and if warranted, advancing oil and gas properties to the discovery point where we believe maximum shareholder returns can be realized. Our primary focus is crude oil and currently our only properties are Leases located in the Province of Saskatchewan, Canada.  On February 16, 2011, we executed the Sale and Conveyance Agreement with Titan pursuant to which we paid Titan $15,000 and obtained all of the rights to the Leases held by Titan.  Titan disposed of its Saskatchewan Leases as Titan’s other properties are in Alberta which is where Titan is focusing its exploration efforts. The Leases were originally acquired by Titan through a public land sale on April 12, 2010.  The Leases were acquired by Titan’s land broker on behalf of Titan under the name’s Canadian Coastal Resources Ltd. and Windfall Resources Ltd. respectively.   In Alberta it is typical for land brokers to register several names with the province and then acquire land on behalf of clients under those registered names. The underlying leases are with the Province of Saskatchewan, are for a period of five years, require minimum annual lease payments, and grant the Company the right to explore for potential petroleum and natural gas opportunities on the respective lease.

We are dependent upon making a discovery of oil or natural gas on the Leases. Should we be able to make an economic find on the Leases, we would then be solely dependent upon the oil or gas operations from the Leases for our revenue and profits, if any. The probability that oil or gas reserves that meet SEC guidelines will be discovered on the Leases is undeterminable at this time. The Leases presently do not have any known or assigned oil or gas resources or reserves. There is no plant or equipment located within the Lease boundaries. Currently, there is no power supply to the Leases. A great deal of work is required on our Leases before a determination as to the economic and legal feasibility of an oil or gas venture on it can be made.

While our Chief Executive Officer has limited experience and knowledge in the oil and gas, we have engaged a geologist as a consultant and have appointed him to our board of directors.  On February 1, 2011, we executed a Service Agreement with Jack Adams, pursuant to which Mr. Adams will provide his expertise as a geologist and serve on the board of directors. The engagement commenced on February 1, 2011 and will continue for as long as the Mr. Adams is a director of the Company. We believe that our team will be able to successfully execute our business plan.  Neither Messrs. Dhaddey nor Adams have ever visited the Leases or have current plans to visit the properties. The properties are not producing at this stage and historical data on the properties is available electronically for their review.

Our Exploration Project

We are an oil and gas natural resource company engaged in the exploration of oil and gas properties located in the Province of Saskatchewan, Canada. The Company’s properties currently consist of two leased properties comprising a total of 132 hectares, or 528 acres. Our primary focus is crude oil.

Saskatchewan Crude Oil Background

Crude oil is a mixture of many substances, mainly compounds of carbon and hydrogen, together with varying proportions of sulphur. Crude oil also is referred to as petroleum.  As provided by the Saskatchewan Department of Energy’s published reports, Saskatchewan-produced crude oil has a wide range of quality, varying from light sweet crude to heavy sour crude. For statistical purposes, Saskatchewan categorizes the oil into heavy, medium and light categories. Heavy crude is dark, thick, sticky and viscous, somewhat like blackstrap molasses and has a high content of asphalt and sulphur. Light crude is colored light golden brown, flows quite easily and generally has low sulphur content. Medium crude falls between heavy and light crude in characteristics.

Any company can produce oil in Saskatchewan as long as it obeys the provincial laws and regulations governing this activity.  Before drilling an oil well, the company must acquire the petroleum rights to the property.

As provided by the Saskatchewan Department of energy’s published reports, Saskatchewan is now the second largest oil producer in Canada after Alberta. The province produces approximately 17 per cent of total Canadian oil production.  The Properties are located in the southeast portion of the province which is noted for crude oil production rather than natural gas.

Strategy

Our strategic initiatives are to undertake cost efficient and effective exploration activities to discover oil and bring that deposit into production.

Though it is possible to finance and drill an oil or gas resource property that hosts an oil or gas deposit into production, the costs for doing so are considerable, and the subsequent potential return on investment for our shareholders would be very risky.  Therefore, in order to reduce that risk we hope to develop joint ventures, strategic partnerships or sell a portion of any oil or gas deposits that we may discover to another oil and gas company. It is customary in the oil and gas industry in Canada for smaller entities to “farm-out” a portion of a proposed drilling program.  The “farm-out” process refers to when a company which owns land disposes of a portion of its interest in that land to another entity that then becomes responsible for all or part of the financial commitment for the drilling and exploration well.  The second aspect of this strategy involves “promotion” which refers to the spread between the proportion of the farm-out and the proportion of revenue, if any, received by the company farming-in.  By way of example, a company farming-in may pay for 80% of the cost of a well but receive only 56% of the revenue.  The company farming in participates at an 80% level (funds 80% of the cost of drilling the well) but receives 56% of the net revenue (known as a 56% working interest).  In other words, the company farming-in receives $0.70 in working interest for each dollar of participation interest (the 56% is calculated by multiplying 80% at a $.70 per dollar to arrive at a net 56% working interest). The difference is called promotion and is a common way for smaller, less capitalized companies to advance their properties to the drilling stage.  The “farm-out” example provided is an example of the type of arrangement that can be made in the industry.  The amount of working interest received varies on the merits of the property and the ability of each side to negotiate.  The principal is that the company owning the property receives a benefit by virtue of its ownership.

Currently we do not have any such arrangements under contract.

By farming-out a proportion of our Leases, it would provide an immediate return to our shareholders without us having to bear the full cost of drilling wells.  This strategy also allows the Company to conserve capital in order to allow us to continue operations.

Distribution Methods

As provided by the Saskatchewan department of Energy’s published reports, approximately 15 per cent of Saskatchewan's oil production is currently used within the province, 69 per cent is currently exported to the United States with the remainder sold in Eastern Canada with a minor amount of oil sold in Alberta.  Numerous pipeline systems for oil and natural gas originate in and cross over Saskatchewan. These pipelines deliver crude oil, natural gas, natural gas liquids and refined petroleum products throughout the province.  The major pipeline distribution system is the Enbridge Pipeline which originates in Edmonton and passes through Saskatchewan on route to eastern Canada and the United States.

We believe that oil, if any, ultimately produced by the Company will be readily saleable through infrastructure already in place in Saskatchewan.

Competition

The oil and gas exploration industry is intensely competitive, highly fragmented and subject to rapid change.  We may be unable to compete successfully with our existing competitors or with any new competitors.  We compete with many exploration companies that have significantly greater personnel, financial, managerial, and technical resources than we do.  This competition from other companies with greater resources and reputations may result in our failure to maintain or expand our business.

Government Regulation

Development, production and sale of oil and natural gas in Canada are subject to extensive laws and regulations, including environmental laws and regulations.  The oil and gas properties currently leased by the Company are owned by the Province of Saskatchewan and are managed by the provincial Department of Energy.  Currently the Company has not been required to make large expenditures to comply with environmental and other governmental regulations as the Company has not yet undertaken any drilling on its properties.  However, in order to drill in the future the Company would need to obtain an operator’s license, acquire appropriate insurance, and post a bond with the province of Saskatchewan.  The costs to comply with these requirements may be substantial.  Matters subject to regulation include:

• location and density of wells;
• the handling of drilling fluids and obtaining discharge permits for drilling operations;
• accounting for, and payment of, royalties on production from provincial, federal and native lands;
• bonds for ownership, development and production of oil and natural gas properties;
• transportation of natural gas and oil by pipelines;
• operation of wells and reports concerning operations; and
• taxation.

Under these laws and regulations, we could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages.  Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties.  Moreover, these laws and regulations could change in ways that substantially increase our costs.  Accordingly, any of these liabilities, penalties, suspensions, terminations or regulatory changes could materially adversely affect our financial condition and results of operations enough to possibly force us to cease our business operations.

Employees

We have commenced only limited operations. Therefore, we have no full time employees. Our  officers and directors provide planning and organizational services for us on a part-time basis.

Subsidiaries

On June 20, 2011 the Company incorporated a wholly-owned subsidiary in the province of Alberta Canada named WP Energy, Inc.

Item 1A.                      Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following factors and other information in this Form 10-K before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you could lose all or part of your investment.

Risk Factors Relating to Our Company

1. Our independent auditor has issued a going concern opinion after auditing our financial statements.  Our ability to continue is dependent on our ability to raise additional capital and our operations could be curtailed if we are unable to obtain required additional funding when needed.

We will be required to expend substantial amounts of working capital in order to explore and develop our leased properties.  We were incorporated on December 6, 2010. Our operations to date have been funded entirely from capital raised from our private offerings of securities from January through February 2011. Notwithstanding the proceeds from the fundraising we will continue to require additional financing to execute our business strategy.  We are totally dependent on external sources of financing for the foreseeable future, of which we have no commitments. Our failure to raise additional funds in the future will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the investors in our common stock. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investments or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future could restrict our ability to grow and reduce our ability to continue to conduct business operations. After auditing our financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

2. We are an exploration stage company, have generated no revenues to date and have a limited operating history upon which we may be evaluated.

We were incorporated on December 6, 2010 in the State of Nevada and we have generated no revenues from operations to date.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the oil and natural gas industries. We have yet to generate any revenues from operations and have been focused on organizational, start-up, property acquisition, and fund raising activities. Since we have not generated any revenues, we will have to raise additional capital to fund our operations for the next twelve months, which we may do through loans from existing shareholders, the sale of our equity securities or strategic arrangement with a third party in order to continue our business operations.  There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably.

We face all of the risks inherent in a new business and those risks specifically inherent in the exploration stage company, with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. We cannot assure you that we will be able to generate revenues or profits from operation of our business or that we will be able to generate or sustain profitability in the future.

3. The field of oil and gas exploration is difficult to predict because of technological advancements and market factors, which factors our management may not correctly assess and it may make it difficult for investors to sell our common shares.

Because the nature of our business is expected to change as a result of shifts in the market price of oil and natural gas, competition, and the development of new and improved technology, management forecasts are not necessarily indicative of future operations and should not be relied upon as an indication of future performance.

Our Management may incorrectly estimate projected occurrences and events within the timetable of our business plan, which would have an adverse effect on our results of operations and, consequently, make our common shares a less attractive investment and harm the future trading of our common shares trading on the OTC Bulletin Board.  Investors may find it difficult to sell their shares on the OTC Bulletin Board should a market ever develop for our shares.

4. Because we have no plan to generate revenue unless and until our exploration program is successful in finding productive wells, we will need to raise a substantial amount of additional capital to fund our operations in the future in order to develop our properties and acquire and develop new properties.  If the prospects for our properties are not favorable or the capital markets are tight, we would not be able to raise the necessary capital and we will not be able to pursue our business plan, which would likely cause our common shares to become worthless.

Cash on hand is not sufficient to fund our anticipated operating needs of approximately $58,000 for the next twelve months. As we have no plan to generate revenue unless and until our exploration program is successful in finding productive wells, we will require substantial additional capital to fund our operations in the future in order to explore our leased properties which have not had any production of oil or natural gas, as well as for the future acquisition and/or development of other properties.  Because we currently do not have any cash flow from operations we will need to raise additional capital, which may be in the form of loans from current shareholders and/or from public and private equity offerings.  Any additional equity financing may involve substantial dilution to our then existing stockholders.  Our ability to access capital will depend on our success in participating in properties that are successful in exploring for and producing oil and gas at profitable prices.  It will also be dependent upon the status of the capital markets at the time such capital is sought.  Should sufficient capital not be available, the development of our business plan could be delayed and, accordingly, the implementation of our business strategy would be adversely affected. In such event it would not be likely that investors would obtain a profitable return on their investments or a return of their investments at all.

5. Even if we discover crude oil or gas on our properties, a great deal more effort has to be put into extracting the resource from the ground.  Accordingly, we will require substantial additional capital to fund our operations and should we fail to do so, we will not be able to pursue our business plan, which would likely cause our common shares to become worthless.

Currently, we are focused primarily on exploring our properties to determine the potential for hosting crude oil or natural gas.  We have no revenues, and we do not have any plan to generate revenue unless and until our exploration program is successful in finding productive wells.  However, even if we discover oil or natural gas on our properties, a great deal more effort has to be put into extracting the oil or gas from the ground.  Accordingly, we will require substantial additional capital to fund our future operations.  Because we currently do not have any cash flow from operations, we will need to raise additional capital, which may be in the form of loans from current shareholders and/or from public and private equity offerings.  Should sufficient capital not be available, the development of our business plan could be delayed and, accordingly, the implementation of our business strategy would be adversely affected.  In such event it would not be likely that investors would obtain a profitable return on their investments or a return of their investments at all.

6. If we do not maintain the property lease payments on our properties, we will lose our interests in the properties as well as losing all monies incurred in connection with the properties.

We have two P&NG Leases in the province of Saskatchewan, Canada.  Our Leases require annual lease payments to the Saskatchewan provincial government, which will amount to an aggregate of $463 in the next twelve months.  If we do not continue to make the annual lease payments, we will lose our ability to explore and develop the properties and we will not retain any kind of interest in the properties.

7. Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. Therefore, we expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

8. The loss of our executive officers or the failure to hire qualified employees or consultants would damage our business.

Because of the highly technical nature of our business, we depend greatly on attracting and retaining experienced management and highly qualified and trained personnel.  We compete with other companies intensely for qualified and well trained professionals in our industry. If we cannot hire or retain, and effectively integrate, a sufficient number of qualified and experienced professionals, this will have a material adverse effect on our capacity to sustain and grow our business.

9. Since our officers and directors work for other businesses, their other activities for those other companies may involve a conflict of interest.

Mr. Dhaddey, our Chief Executive Officer and President and a director and Mr. Adams, our Secretary and a director are not required to work exclusively for us and do not devote all of their time to our operations.  In fact, Mr. Adams is the sole executive officer of Titan , another natural resource exploration company.  Therefore, it is possible that a conflict of interest with regard to their time may arise based on their employment by such other company.  Their other activities may prevent them from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slowdown in operations.  It is expected that each of our directors will devote approximately two hours per week to our operations on an ongoing basis, and when required will devote whole days and even multiple days at a stretch when property visits are required or when extensive analysis of information is needed. Also, due to the competitive nature of the exploration business, the potential exists for conflicts of interest to occur from time to time that could adversely affect our business interests. Messrs. Dhaddey and Adams may have a conflict of interest in helping us to identify and obtain the rights to mineral properties, personnel or other business opportunities that his other natural resource exploration company may also be considering.

10. We are heavily dependent on contracted third parties.  The inability to identify and obtain the services of third party contractors would harm our ability to execute our business plan and continue our operations until we found a suitable replacement.

We are dependent on the continued contributions of third party contractors whose knowledge and technical expertise is critical for future of the Company.  Our success is also heavily dependent on our ability to retain and attract experienced engineers, geoscientists and other technical and professional staff.  We do not currently have any long-term consulting agreements in place with third parties under which we can ensure that we will have sufficient expertise to undertake our planned exploration program.  If we were unable to obtain the services of third party contractors our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire suitable contractors.

11. We expect losses to continue in the next 12 months because we have no oil or gas reserves and, consequently, no revenue to offset losses.

Based upon the fact that we currently do not have any oil or gas reserves, we expect to incur operating losses in next 12 months.  The operating losses will occur because there are expenses associated with the acquisition of, and exploration of natural gas and oil properties which do not have any income-producing reserves.  Failure to generate revenues may cause us to go out of business.  We will require additional funds to achieve our current business strategy and our inability to obtain additional financing will interfere with our ability to expand our current business operations.

12. We may not be able to compete with current and potential exploration companies, some of whom have greater resources and experience than we do in locating and commercializing oil and natural gas reserves and, as a result, we may fail in our ability to maintain or expand our business.

The oil and natural gas market is intensely competitive, highly fragmented and subject to rapid change.  We may be unable to compete successfully with our existing competitors or with any new competitors.  We compete with many exploration companies which have significantly greater personnel, financial, managerial, and technical resources than we do.  This competition from other companies with greater resources and reputations may result in our failure to maintain or expand our business.

13. Volatility of oil and gas prices and markets, over which we have no control, could make it difficult for us to achieve profitability and investors are likely to lose their investment in our common shares.

Our ability to achieve profitability is substantially dependent on prevailing prices for oil and natural gas.  The amount of, and price obtainable for, any oil and gas production that we achieve will be affected by market factors beyond our control.  If these factors are not favorable over time to our financial interests, it is likely that owners of our common shares will lose their investments. Such factors include:

•	worldwide or regional demand for energy, which is affected by economic conditions;
•	the domestic and foreign supply of natural gas and oil;
•	weather conditions;
•	domestic and foreign governmental regulations;
•	political conditions in natural gas and oil producing regions;

•	the ability of members of the Organization of Petroleum Exporting Countries to agree upon and maintain oil prices and production levels; and
•	the price and availability of other fuels.

14. Drilling wells is speculative, often involving significant costs that are difficult to project and may be more than our estimates, unsuccessful drilling of wells or successful drilling of wells that are, nonetheless, unprofitable, any one of which is likely to reduce the profitability of our business and negatively affect our results of operations.

Exploration and the development of oil and natural gas properties involves a high degree of operational and financial risk, which precludes definitive statements as to the time required and costs involved in reaching certain objectives.  The budgeted costs of drilling, completing and operating wells are often exceeded and can increase significantly when drilling costs rise due to a tightening in the supply of various types of oilfield equipment and related services.  Drilling may be unsuccessful for many reasons, including title problems, weather, cost overruns, equipment shortages and mechanical difficulties.  Moreover, the successful drilling of a natural gas or oil well does not ensure a profit on investment.  Exploratory wells bear a much greater risk of loss than development wells.  A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economic and the results of our operations will be negatively affected as well.

15. The oil and natural gas business involves numerous uncertainties and operating risks that can prevent us from realizing profits and can cause substantial losses.

Our exploration, development, and exploitation activities may be unsuccessful for many reasons, including weather, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a natural gas and oil well does not ensure a profit on investment.  A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economical.

The oil and natural gas business involves a variety of operating risks, including:

• fires;
• explosions;
• blow-outs and surface cratering;
• uncontrollable flows of oil, natural gas, and formation water;
• natural disasters, such as hurricanes and other adverse weather conditions;
• pipe, cement, or pipeline failures;
• casing collapses;
• embedded oil field drilling and service tools;
• abnormally pressured formations; and
• environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

If we experience any of these problems, it could affect well bores, gathering systems and processing facilities, which could adversely affect our ability to conduct operations. We could also incur substantial losses as a result of:

• injury or loss of life;
• severe damage to and destruction of property, natural resources and equipment;
• pollution and other environmental damage;
• clean-up responsibilities;
• regulatory investigation and penalties;
• suspension of our operations; and
• repairs to resume operations.

16. If we commence drilling, and we do not currently have any contracts with equipment providers, we may face the unavailability or high cost of drilling rigs, equipment, supplies, personnel and other services which could adversely affect our ability to execute on a timely basis our development, exploitation and exploration plans within our budget and, as a result, negatively impact our financial condition and results of operations.

If we commence drilling, shortages or an increase in cost of drilling rigs, equipment, supplies or personnel could delay or interrupt our operations, which could negatively impact our financial condition and results of operations.  Drilling activity in the geographic areas in which we conduct drilling activities may increase, which would lead to increases in associated costs, including those related to drilling rigs, equipment, supplies and personnel and the services and products of other vendors to the industry.  Increased drilling activity in these areas may also decrease the availability of rigs.  We do not currently have any contracts with providers of drilling rigs and, consequently we may not be able to obtain drilling rigs when we need them.  Therefore, our drilling and other costs may increase further and necessary equipment and services may not be available to us at economical prices.

17. We are subject to complex laws and regulations, including environmental regulations, which can significantly increase our costs and possibly force our operations to cease.

If we commence drilling and experience any leakage of crude oil or gas from the subsurface portions of a well, our gathering system could cause degradation of fresh groundwater resources, as well as surface damage, potentially resulting in suspension of operation of a well, fines and penalties from governmental agencies, expenditures for remediation of the affected resource, and liabilities to third parties for property damages and personal injuries.  In addition, any sale of residual crude oil collected as part of the drilling and recovery process could impose liability on us if the entity to which the oil was transferred fails to manage the material in accordance with applicable environmental health and safety laws.

Development, production and sale of natural gas and oil in Canada are subject to extensive laws and regulations, including environmental laws and regulations.  We may be required to make large expenditures to comply with environmental and other governmental regulations.  Matters subject to regulation include:

•	location and density of wells;
•	the handling of drilling fluids and obtaining discharge permits for drilling operations;
•	accounting for and payment of royalties on production from state, federal and Indian lands;
•	bonds for ownership, development and production of natural gas and oil properties;

•	transportation of natural gas and oil by pipelines;
•	operation of wells and reports concerning operations; and
•	taxation.

Under these laws and regulations, we could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages.  Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties.  Moreover, these laws and regulations could change in ways that substantially increase our costs.  Accordingly, any of these liabilities, penalties, suspensions, terminations or regulatory changes could materially adversely affect our financial condition and results of operations enough to possibly force us to cease our business operations.

18. The potential profitability of oil and gas ventures depends upon various factors beyond the control of our company, which may materially affect our financial performance.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control.  For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project.  These changes and events may materially affect our financial performance.

19. Our principal stockholder, who is an officer and director, owns a controlling interest in our voting stock. Therefore investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

Our principal shareholder beneficially owns approximately 77.7% of our outstanding common stock. As a result of his ownership, the principal shareholder who is also an officer and a director is able to control all matters requiring shareholder approval, including the election of directors and removal of directors and approval of significant corporate transactions including:

•	amendment of our Articles of Incorporation or bylaws; and
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

20. We have no employees and our only officer and directors work two hours per week on our business.  Consequently, we may not be able to monitor our operations and respond to matters when they arise in a prompt or timely fashion.  Until we have additional capital or generate revenue, we will have to rely on consultants and service providers, which will increase our expenses and increase our losses.

We do not have any employees and our officers and directors each work on our business two hours per week.  With practically no personnel, we have a limited ability to monitor our operations, such as the progress of oil and gas exploration, and to respond to inquiries from third parties, such as regulatory authorities or potential business partners.  Though we may rely on third party service providers, such as accountants and lawyers, to address some of our matters, until we raise additional capital or generate revenue, we will have to rely on consultants and third party service providers to monitor our operations, which will increase our expenses and have a negative effect on our results of operations.

21. Our management does not reside in proximity to our two leased properties located in the Province of Saskatchewan, Canada which could result in less effective and more costly oversight of our operations.

Mr. Dhaddey, our Chairman, President, Chief Executive Officer and Chief Operating Officer, resides in  California and Mr. Adams, our Secretary and director, resides in , Alberta while our two leased properties are located in the Province of Saskatchewan in Canada. Because Messrs. Dhaddey and Adams do not reside in close proximity to the properties there may be less on-site oversight by our management in the early stages of exploration and there may be increased travel and related costs getting to such properties which may result in more difficulty executing our business plan.

RISK FACTORS RELATING TO OUR COMMON STOCK

22. We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $.0001 per share, of which 25,740,000 shares are currently issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

23. One of our officers, who is also a director, owns a controlling interest in our voting stock and may take actions that are contrary to your interests, including selling their stock.

Our President and CEO, who is also a director, beneficially owns approximately 77.7% of our outstanding common stock.  If and when he is able to sell his shares in the market, such sales within a short period of time could adversely affect the market price of our common stock if the marketplace does not orderly adjust to the increase in the number of shares in the market. This will result in a decrease in the value of your investment in the Company.  Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

24. Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares.

25. Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares.

26. Currently there is no public market for our securities, and there can be no assurances that any public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

There has not been any established trading market for our common stock, and there is currently no public market whatsoever for our securities. Additionally, no public trading can occur until we file and have declared effective a registration statement with the SEC. There can be no assurances as to whether, subsequent to registration with the SEC:

•	any market for our shares will develop;
•	the prices at which our common stock will trade; or
•
the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of our company and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

27. If a market develops for our shares, sales of our shares relying upon Rule 144 may depress prices in that market by a material amount.

The majority of the outstanding shares of our common stock held by present stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement, such as this one (for the shares registered hereunder) or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. On November 15, 2007, the SEC adopted changes to Rule 144, which, would shorten the holding period for sales by non-affiliates to six months (subject to extension under certain circumstances) and remove the volume limitations for such persons.   The changes became effective in February 2008. Rule 144 provides in essence that an affiliate who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1% of a company's outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the Over-the-Counter Bulletin Board  (if and when listed thereon) is not an "automated quotation system" and, accordingly, market based volume limitations are not available for securities quoted only over the Over-The-Counter Bulletin Board.

As a result of the revisions to Rule 144 discussed above, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of six months, if we have filed our required reports.  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of our common stock in any market that may develop.

28. We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting We expect to incur significant continuing costs, including accounting fees and staffing costs, in order to maintain compliance with the internal control requirements of the Sarbanes-Oxley Act of 2002. Development of our business will necessitate ongoing changes to our internal control systems, processes and information systems. Currently, we have no employees, and two officers and directors. As we engage in the exploration of our mineral claim, hire employees and consultants, our current design for internal control over financial reporting may not be sufficient to enable management to determine that our internal controls are effective for any period, or on an ongoing basis. Accordingly, as we develop our business, such development and growth will necessitate changes to our internal control systems, processes and information systems, all of which will require additional costs and expenses.

In the future, if we fail to complete the annual Section 404 evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

29. Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted these measures.

Because none of our directors are independent, we do not currently have independent audit or compensation committees. As a result, the directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

30. The costs to meet our reporting and other requirements as a public company subject to the Exchange Act of 1934 will be substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

As a public company subject to the reporting requirements of the Exchange Act of 1934, we incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $25,000 per year for the next few years and will be higher if our business volume and activity increases. As a result, we may not have sufficient funds to grow our operations.

Item 1B.   Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.   Properties

Corporate Office

We currently maintain our corporate office on a shared basis at 871 Coronado Center Dr., Suite 200, Henderson, Nevada, 89052 pursuant to a one-year lease which expires in January 2013 for monthly lease payments of $199. Management believes that our office space is suitable for our current needs.

Oil and Gas Property Lease Information

The Company’s oil and gas properties are comprised of two P&NG Leases with the government of the province of Saskatchewan, Canada comprising a total of 132 hectares, or 528 acres. The Leases were acquired from Titan in February 2011 for $15,000. The underlying leases are with the province of Saskatchewan and are located in the Estevan area of the province which is the southeast corner of Saskatchewan.  The two Leases are for a 5 year term with a commencement date equal to the date of original acquisition and grant the Company the right to explore for potential petroleum and natural gas opportunities on the respective Lease.  The Leases are renewable if certain conditions are met.  Both Leases require the payment of the first year’s minimum annual lease payments at the time of acquisition.  In general, minimum annual lease payments are CDN $3.50 (USD $3.51) per hectare.  The aggregate lease payments for the next twelve months are $463. The Leases are subject to royalties payable to the provincial government of Saskatchewan.  The royalty is calculated using a revenue-less-cost formula. The formula has several inputs including monthly production, current oil price, production costs, and has a credit system that includes the total cost of the investment and type of extraction methodologies.

Saskatchewan
Saskatoon
N
Regina
Moosomin Area
Fleming Area
Estevan
Circles are Westpoint Energy Land Parcels

Westpoint Energy, Inc.

Saskatchewan,Canada
Overview Map

Created in AccuMap™
Product of IHS
Datum: NAD27
Vol. 21 No. 05 May 19 2011
(403) 770-4646

Author:	WCB
Date:	May 30, 2011
File:	Westpoint 1.MAP
Scale:	1 : 4124852
Projection:	Stereographic
Center:	N50.84558 W105.09588

Grid Information:

DLS:	IHS Enhanced Grid
NTS:	Theoretical Grid
FPS:	Theoretical Grid
US:	IHS US Grid

DLS Version Information:

AB:	ATS 2.6
BC:	PRB 2.0
SK:	STS 2.5
MB:	ML07

Scale 1:4124852

0 Kilometers 180

0 Miles 110

Map of Saskatchewan Leases

Description and Location of the Saskatchewan Leases

In the table below the location is indicated by their map coordinates which correspond to each Lease’s location (SW or NW), Section, Township, Range, and Meridian.

Date	Location	Number of Leases	Land Area (Hectares)	Annual Lease Payments

April 12, 2010	SW 6 12 30 1	1	67.17	CDN $235 / USD $236
April 12, 2010	NW 22 14 30 1	1	64.75	CDN $227 / USD $227
		7	131.92	CDN $462 / USD $463

Geology of the Saskatchewan Leases

The Bakken Formation is present over a large portion of southeastern Saskatchewan. It is subdivided into three members characterized by a middle siltstone to sandstone unit sandwiched between black organic-rich shales. In southeastern Saskatchewan, the Late Devonian to Early Misssissippian Bakken Formation is conformably overlain by grey, fossiliferous limestones of the Souris Valley (Lodgepole) Formation of Mississippian (Kinderhookian) age.

Exploration History of the Saskatchewan Leases

There have been no wells drilled on the Company’s Saskatchewan properties.

Current State of Exploration

The Company has not undertaken any exploration or drilling on its properties.  There are no known or assigned resources or reserves of oil or natural gas on the Company’s Leases.

Exploration Program

The Province of Saskatchewan maintains a significant publicly-available database of drilling information from all wells drilled under leases issued by the provincial government.  Companies who drill on government land in Saskatchewan are required to submit their drill results to the province.  Therefore, previous drilling undertaken on land adjacent to the Company’s holdings, or drilling on the Company’s land by companies exploring for other resources (oil sands for example) are required to submit their drill log data to the Saskatchewan government.  As a result, there is a large database of drill results available to the public.

In order to advance our Saskatchewan properties to a stage that would make the property of interest for partnership opportunity we will need to undertake the early stages of exploration ourselves.  The Saskatchewan properties do not currently have any assigned resources. The Company’s current work plan includes a detailed review of all publicly available data.  An important part of the growth strategy of the Company is to expand our land holdings in the area where we currently have our leases.  A larger, contiguous land base can make a more attractive opportunity for a farm-in with another entity.

In furtherance of our strategy the Company submitted bids in land sales but to date has not been successful in acquiring additional land. In conjunction with the Company’s contract geologist and land broker, the Company is monitoring the land sale packages that become available on order to expand our land position.  In addition, the Company has engaged an engineering firm to undertake a review of its two Leases.  In particular, the review will include a detailed assessment of publicly available drilling information to help us assess whether our properties may contain the type of formations that typically host crude oil in southeastern Saskatchewan.  The review will also help to determine which other oil companies are exploring or drilling in our area in order to help us assess the possibility of approaching those companies for potential farm-in opportunities.  This detailed review is currently on-going but the Company expects it to be completed by the fall of 2012.

Item 3.   Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.  The Company’s properties are not the subject of any pending legal proceedings.

Item 4.   Mine Safety Disclosures

The Company currently has no mining operations.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

There has been no market for our securities. Our common stock is not traded on any exchange or on the over-the-counter market. The Company filed an application with FINRA for our common stock to be eligible for trading on the Over The Counter Bulletin Board. The application to FINRA was approved April 16, 2012.

Security Holders

On June 1, 2012, there were approximately thirty-one holders of record of the Company’s common stock.

Dividends

The Company has not declared or paid any cash dividends on its common stock nor does it anticipate paying any dividends in the foreseeable future. Rather, the Company expects to retain any future earnings to finance its operations and expansion.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities that were not previously reported.

Purchases of Equity Securities by the Company and Affiliated Purchasers

None.

Item 6.   Selected Financial Data

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7.   Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the financial statements of Westpoint Energy, Inc.  (the “Company”), which are included elsewhere in this Form 10-K.  Certain statements contained in this report, including statements regarding the anticipated exploration and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Overview

The Company was established to acquire, explore, and if warranted and feasible, develop oil and natural gas resource properties.  The Company has acquired leases for two properties in the province of Saskatchewan, Canada.

Plan of Operation

The Company has budgeted $20,000 for its ongoing property assessment.  The Company’s initial work plan for the first year included an initial review of all publicly available data from its properties as well as data from adjoining or nearby properties.  Whenever a company undertakes any drilling on land controlled by the province, it must report the results to the government.  These results then become known to the public. Therefore, a review of this information may indicate the existence of known oil-producing formations on land close to our properties.  The presence of formations with good production potential exiting on other lands not owned or controlled by us does not ensure that such formations exist on our properties.  However, in the event that nearby lands are either producing or contain formations thought to have the potential to produce oil or gas, then such circumstances would be a positive first step, although not a guarantee, in the advancement of the Company’s properties.

The Company engaged James D. Enterprises Ltd., an engineering firm, to undertake the initial review of its two properties.  In particular, the initial review included an assessment of publicly available drilling information to help assess whether its properties may contain the type of formations that typically host oil in southeastern Saskatchewan.  The review of the data focused on drill logs from wells drilled in the vicinity of our properties.  The Company has received an initial report on its Saskatchewan properties and is currently assessing the results.

A second part of the Company’s plan of operations is to increase the size of its land holdings in the area.  A list of land sale dates and land available is published by the Province of Saskatchewan in advance of a given sale. In conjunction with the Company’s contract geologist and land broker, the Company is monitoring the land sale packages that become available in order to expand its land position.  In furtherance of that strategy the Company has submitted bids in land sales but to date has not been successful in acquiring additional land. The Company will be reviewing the land packages available in future land sales to determine which, if any, the Company will be bidding on.

The Company estimates that it will utilize an approximate minimum of $58,000 in the next 12 months to implement its activities. The following chart indicates how we would utilize such funds:

Purpose	Amount
G&A including expert consultant fees	$13,000
Ongoing property assessment	$20,000
Legal and accounting	$25,000
Total	$58,000

The $13,000 for G&A includes office rent and supplies, and potential fees for consultants assisting the Company with financing or fund raising activities.  The ongoing property assessment costs of $20,000 will pay for the continued review of the publicly available database of drilling results maintained by the province of Saskatchewan as well as the preparation of an assessment of partnership opportunities with companies operating in the area around our Leases.

Results of Operations

The Fiscal Year Ended March 31, 2012 compared to the Period Ended March 31, 2011

The Company was incorporated on December 6, 2010 and as a result did not have any significant operations for the period ended March 31, 2011.

Revenues

The Company is in its exploration stage and did not generate any revenues during the year ended March, 2012 or for the period from December 6, 2010 (inception) to March 31, 2011.

Total Operating Expenses

During the year ended March 31, 2012, total operating expenses were $55,562, which included $26,150 in professional fees for legal and accounting expenses associated with filing the Company’s Form S-1 registration statement, $19,509 in transfer agent and filing fees, $6,000 in directors’ fees, $2,388 in rent, and $1,515 for office and sundry.  The majority of the Company’s expenses for the year ended March 31, 2012 were costs related to incorporation, Form S-1 registration, and office and directors’ fees.  The Company was incorporated on December 6, 2010 and as a result had minimal activity for the period ended March 31, 2011.

Net Loss

During the year ended March 31, 2012 the Company had a net loss of $55,562.  The Company was incorporated on December 6, 2010 and as a result did not have any significant operations for the period ended March 31, 2011.

Liquidity and Capital Resources

We had a cash balance of $25,795 and working capital of $28,817 as of March 31, 2012. We anticipate that we will incur the following expenses over the next twelve months:

•	$38,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.
•	$20,000 for annual minimum lease payments and on-going assessment of our Alberta properties.

For the year ended March 31, 2012 the Company used cash in operations of $55,476 and used cash in investing activities of $2,025 related to oil and gas property interests. For the period from inception on December 6, 2010 to March 31, 2011 the Company used $6,414 in operations, raised a total of $105,000 through the sale of common stock, and invested $15,290 in oil and gas property interests.  The increase in cash used in operations was largely due to an increase in the net loss to $55,562 in 2012 from $3,306 in 2011.  The Company was incorporated on December 6, 2010 and as a result did not have any significant operations for the period ended March 31, 2011.

The Company expects that it will need approximately $58,000 to fund its operations during the next twelve months which will include minimum annual property lease payments, continued assessment of its leases, as well as the costs associated with maintaining an office.  Current cash on hand is insufficient for the Company’s requirements for the next twelve months.  Management may seek additional capital through private  or public offerings of its common stock in the future.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $58,868 for the period from December 6, 2010 (inception) to March 31, 2012, and has no sales.  Current cash on hand is insufficient for the Company’s requirements for the next twelve months.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, its independent auditors included an explanatory paragraph in their report on the March 31, 2012 financial statements regarding concerns about the Company’s ability to continue as a going concern. The Company’s financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by its independent auditors.

Critical Accounting Policies

The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America, requires companies to establish accounting policies and to make estimates that affect both the amount and timing of the recording of assets, liabilities, revenues and expenses. Some of these estimates require judgments about matters that are inherently uncertain and therefore actual results may differ from those estimates.

A detailed summary of all of the Company’s significant accountings policies and the estimates derived therefrom is included in Note 3 to the Company’s Consolidated Financial Statements for the year ended March 31, 2012. While all of the significant accounting policies are important to the Company’s consolidated financial statements, the following accounting policies and the estimates derived therefrom have been identified as being critical:

Oil and Gas Property Payments and Exploration Costs;
Impairment of Long-lived Assets;
Income taxes;

Oil and Gas Property Payments and Exploration Costs

The Company follows the full cost method of accounting for natural gas and oil operations.  Under the full cost method all costs incurred in the acquisition, exploration and development of natural gas and oil reserves are initially capitalized into cost centers on a country-by-country basis. The Company’s current cost center is located in Canada. Such costs include land acquisition costs, geological and geophysical expenditures, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition, exploration and development activities.

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

Recent Accounting Pronouncements

Goodwill Impairment

In September 2011, ASC guidance was issued related to goodwill impairment. Under the updated guidance, an entity will have the option to first assess qualitatively whether it is necessary to perform the current two-step goodwill impairment test. If the Company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The update is effective for the Company’s fiscal year beginning April 1, 2012 with early adoption permitted. The Company does not expect the updated guidance to have an impact on its financial position, results of operations or cash flows.

Comprehensive Income

In June 2011, ASC guidance was issued related to comprehensive income. Under the updated guidance, an entity will have the option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the update required certain disclosure requirements when reporting other comprehensive income. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income must be reclassified to income. Subsequently, in December 2011, the FASB issued its final standard to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Companies will still be required to adopt the other requirements contained in the new standard on comprehensive income. The adoption of this guidance had no impact on the Company’s financial position, results of operations or cash flows.

Fair Value Accounting

In May 2011, ASC guidance was issued related to disclosures around fair value accounting. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in Level 3 of the fair value hierarchy. The update is effective for the Company’s fiscal year beginning April 1, 2012. The Company does not expect the updated guidance to have a significant impact on its financial position, results of operations or cash flows.

Off-balance sheet arrangements

We have no off-balance sheet arrangements.

Item 7A   Quantitative and Qualitative Disclosure About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 8.                         Financial Statements

Westpoint Energy, Inc.

(An Exploration Stage Company)

-:-

INDEPENDENT AUDITOR’S REPORT

March 31, 2012 and 2011

Contents	Page

Report of Independent Registered Public Accountants	34

Balance Sheets
March 31, 2012 and 2011	35

Statements of Operations
For the Periods Ended March 31, 2012 and 2011 and the Cumulative Period
from December 6, 2010 (inception) to March 31, 2012	36

Statement of Stockholders’ Equity
Since December 6, 2010 (inception) to March 31, 2012	37

Statements of Cash Flows
For the Periods Ended March 31, 2012 and 2011 and the Cumulative Period
from December 6 2010 (inception) to March 31, 2012	38

Notes to Financial Statements	39

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION

DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Westpoint Energy, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Westpoint Energy, Inc.  (an exploration stage company) as of March 31, 2012 and 2011 and the related statements of operations, and cash flows for each of the years in the two-year period ended March 31, 2012 and the cummulative since December 6, 2010 (inception) to March 31, 2012, and the statement of stockholder's equity since December 6, 2010 (inception) to March 31, 2012.  Westpoint Energy, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westpoint Energy, Inc. (an exploration stage company) as of March 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2012, and the cummulative since December 6, 2010 (inception) to March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses since inception and has no source of revenues, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
June 5, 2012

WESTPOINT ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2012	2011
ASSETS
Current Assets
Cash	$25,795	$83,296
Accounts Receivable	504	−
Prepaid expenses	2,702	3,753
Total Current Assets	29,001	87,049

Oil and Gas Property Interests (note 4)	17,315	15,290
Total Assets	$46,316	$102,339

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$184	$645
Total Current Liabilities	184	645

Stockholders' Equity
Common Stock, Par Value $.0001 Authorized 100,000,000 shares, 25,740,000 shares issued and outstanding at March 31, 2012 (25,740,000 at March 31, 2011)	2,574	2,574
Paid-In Capital	102,426	102,426
Deficit Accumulated Since Inception of the Exploration Stage	(58,868)	(3,306)
Total Stockholders' Equity	46,132	101,694

Total Liabilities and Stockholders' Equity	$46,316	$102,339

The accompanying notes are an integral part of these financial statements.

WESTPOINT ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
			Since
	For the Periods		December 6, 2010
	Ended		(Inception) to
	March 31,		March 31
	2012	2011	2012
Revenues	$-	$-	$-
Cost of Revenues	-	-	-
Gross Margin	-	-	-

Expenses
Professional Expenses	26,150	195	26,345
Transfer agent and filing fees	19,509	1,275	20,784
Office and sundry	1,515	252	1,767
Rent	2,388	584	2,972
Directors’ fees	6,000	1,000	7,000
Net Loss from Operations	(55,562)	(3,306)	(58,868)

Other Income (Expenses)
Interest	-	-	-
Net Other Income (Expenses)	-	-	-

Net Loss	$(55,562)	$(3,306)	$(58,868)

Basic and Diluted Loss per Share	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	25,740,000	22,160,000

The accompanying notes are an integral part of these financial statements.

WESTPOINT ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
				Deficit Accumulated
	Common Stock		Paid –In	During Exploration
	Shares	Par Value	Capital	Stage	Total

Balance at December 6, 2010 (inception)	—	$—	$—	$—	$—

Common Stock Issued to Founder at $0.0001 per share, December 7, 2010	20,000,000	2,000	—	—	2,000
Common Stock Issued at $0.01 per Share, January 7, 2011	4,600,000	460	45,540		46,000
Common Stock Issued at $0.05 per Share, February 22, 2011	1,140,000	114	56,886		57,000
Net Loss	—	—	—	(3,306)	(3,306)
Balance March 31, 2011	25,740,000	$2,574	$102,426	$(3,306)	$101,694

Net Loss	—	—	—	(55,562)	(55,562)
Balance March 31, 2012	25,740,000	$2,574	$102,426	$(58,868)	$46,132

The accompanying notes are an integral part of these financial statements.

WESTPOINT ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
			Since
			December 6, 2010
	For the Periods Ended		(Inception) to
	March 31,		March 31
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(55,562)	$(3,306)	$(58,868)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Change in Operating Assets and Liabilities
Decrease (Increase) in Accounts Receivable	(504)	-	(504)
Decrease (Increase) in Prepaid Expenses	1,051	(3,753)	(2,702)
Increase (Decrease) in Accounts Payable	(461)	645	184
Net Cash Used in Operating Activities	(55,476)	(6,414)	(61,890)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Oil and Gas Property Interests	(2,025)	(15,290)	(17,315)
Net Cash Used in Investing Activities	(2,025)	(15,290)	(17,315)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	-	105,000	105,000
Net Cash Provided by Financing Activities	-	105,000	105,000

Net (Decrease) Increase in Cash and Cash Equivalents	(57,501)	83,296	25,795
Cash and Cash Equivalents at Beginning of Period	83,296	-	-
Cash and Cash Equivalents at End of Period	$25,795	$83,296	$25,795
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTPOINT ENERGY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Westpoint Energy, Inc. (an exploration stage company) (the “Company”) was incorporated in the state of Nevada on December 6, 2010.  The Company was established for the purposes of acquiring and, if warranted and feasible, developing oil and gas exploration properties.   In Saskatchewan, Canada the Company has acquired the rights to two petroleum and natural gas leases covering a total area of approximately 132 hectares of land.  The Company has not received any revenue from these assets as of March 31, 2012.

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

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (GAAP) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company only commenced its oil and gas exploration activities in February, 2011.   The Company has not realized any revenue from its present operations.  During the year ended March 31, 2012, the Company incurred a net loss of $55,562.  Since inception on December 6, 2010 the Company has an accumulated deficit of $58,868 to March 31, 2012.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to develop its oil and gas properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $58,000 to fund its operations during the next twelve months which will include minimum annual property lease payments, an on-going assessment of its leases as well as the costs associated with maintaining an office.  Current cash on hand is not sufficient for the Company’s requirements for the next twelve months.  Management may seek additional capital through a private placement or public offering of its common stock in the future.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

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

Reclassifications

Certain reclassifications have been made in the financial statements for the period ended March 31, 2011 to conform to accounting and financial statement presentation for the year ended March 31, 2012.

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

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains all of its cash balances with one financial institution in the form of a demand deposit.

Loss per Share

Net income (loss) per share is computed by dividing net income by the weighted average number of shares outstanding during the period.

Comprehensive Income

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.

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

The Company acquired its two leases on February 16, 2011.  As a result, the Company has not yet undertaken any field activity on its properties that would require the recognition of an asset retirement obligation.

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

New Accounting Pronouncements

Goodwill Impairment

In September 2011, ASC guidance was issued related to goodwill impairment. Under the updated guidance, an entity will have the option to first assess qualitatively whether it is necessary to perform the current two-step goodwill impairment test. If the Company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The update is effective for the Company’s fiscal year beginning April 1, 2012 with early adoption permitted. The Company does not expect the updated guidance to have an impact on the financial position, results of operations or cash flows.

Comprehensive Income

In June 2011, ASC guidance was issued related to comprehensive income. Under the updated guidance, an entity will have the option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the update required certain disclosure requirements when reporting other comprehensive income. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income must be reclassified to income. Subsequently, in December 2011, the FASB issued its final standard to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Companies will still be required to adopt the other requirements contained in the new standard on comprehensive income. The adoption of this guidance had no impact on the Company’s financial position, results of operations or cash flows.

Fair Value Accounting

In May 2011, ASC guidance was issued related to disclosures around fair value accounting. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in Level 3 of the fair value hierarchy. The update is effective for the Company’s fiscal year beginning April 1, 2012. The Company does not expect the updated guidance to have a significant impact on the financial position, results of operations or cash flows.

NOTE 4 – OIL AND GAS PROPERTY INTERESTS (Unproven)

	Saskatchewan	Total
December 6, 2010 - total expenditures	$-	$-
Property acquisition and lease costs	15,000	15,000
Additional property costs	290	290
March 31, 2011 - total expenditures	$15,290	$15,290
Property acquisition and lease costs	555	555
Additional property costs	1,470	1,470
March 31, 2012 - total expenditures	$17,315	$17,315

Saskatchewan Properties

On February 16, 2011 the Company acquired an interest in two Petroleum and Natural Gas (“P&NG”) Leases (the “Leases”) in the province of Saskatchewan from Titan Oil & Gas, Inc. (“Titan”) for $15,000 (note 5).  The Leases are located in the Estevan area of the province which is located in the southeast corner of Saskatchewan.  The total area covered by the Company’s portion of the Leases is approximately 132 hectares.  The Leases that were acquired by the Company are with the province of Saskatchewan and they had previously been acquired by Titan through a public land sale process which is held on a regular basis by the Saskatchewan provincial government.

The Leases acquired from Titan are for an initial 5 year term commencing April 12, 2010, require minimum annual lease payments to the Saskatchewan provincial government, and grant the Company the right to explore for potential petroleum and natural gas opportunities on the respective lease.  The Company’s Leases are subject to royalties payable to the government of Saskatchewan and are renewable under certain circumstances.

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

The Company currently pays one of its directors $500 per month to serve on its Board of Directors.  The payments are made quarterly in advance.  The total amount paid to the directors for the period ended March 31, 2012 was $6,000 (2011 - $1,000).

NOTE 6 - COMMON STOCK TRANSACTIONS

On December 7, 2010, the Company issued 20,000,000 common shares at $0.0001 per share to its founder for total proceeds of $2,000.

On January 7, 2011 the Company issued 4,600,000 common shares at$0.01 per share for total proceeds of $46,000.

On February 22, 2011 the Company issued 1,140,000 common shares at $0.05 per share for total proceeds of $57,000.

NOTE 7 - INCOME TAXES

Deferred tax assets of the Company are as follows:

	2012	2011
Non-capital losses carried forward	$20,000	$1,100
Less: valuation allowance	(20,000)	(1,100)
Deferred tax asset recognized	$-	$-

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income tax differs from the amount computed by applying statutory federal income tax rate of 34% to the net loss for the year.  The sources and effects of the tax differences are as follows:

	2012	2011
Computed expected tax benefit	$18,900	$1,100
Change in valuation allowance	(18,900)	(1,000)
Income tax provision	$-	$-

As of March 31, 2012, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $58,900 which expire starting in 2029.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

As at March 31, 2012 the Company has a total of two P&NG leases with the province of Saskatchewan (note 4).  Each lease is for an initial period of five years and has an annual minimum lease payment of CDN $3.50 (USD $3.51) per hectare or an aggregate CDN $462 (USD $463) per year based on the Company’s current land holdings.  The first year’s annual lease payment is included in the initial acquisition price.  The two leases expire April 12, 2015.  Therefore, the commitments are for the remaining three years.

Commencing January 1, 2012 the Company entered into a one-year lease for its office space at $199 per month.  It is expected that the Company will renew the lease for another year when the current lease expires.

Total annual minimum commitments are as follows:

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years
Annual P&NG Lease Payments:
Saskatchewan Property Leases	$1,389	$463	$926	$-
Office Lease Obligation	2,388	2,388	-	-
Total	$3,777	$2,851	$926	$-

Item 9.                         Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, including its chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2012, the date of the Company’s most recently completed fiscal year end. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of March 31, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission( “COSO”) in Internal Control - Integrated Framework. Based on the Company’s assessment, our management has concluded that, as of March 31, 2012, the Company’s internal control over financial reporting was effective based upon the COSO criteria.

Lack of Segregation Of Duties

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name	Position Held with the Company	Age	Date First Appointed
Jarnail Dhaddey	Chairman, President, Chief Executive Officer, Chief Operating Officer, Treasurer, and Director	70	December 6, 2010
Jack Adams	Secretary and Director	43	February 1, 2011

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Jarnail Dhaddey worked as a mechanical engineer for over 35 years.  Since June 2005 he has been retired from full-time work.  From August 1974 to June 2005 he was a project manufacturing engineer for the Northrop Grumann Company and from May 1965 to June 1972 he was employed by the Boeing Company.  He obtained a Bachelor of Science degree in mechanical engineering from the University of Idaho in Moscow, Idaho in 1965.

Jack Adams is an experienced industry professional with a wide range of experience including environmental technology, field geology, and surveying.  Currently he is enrolled in the University of Calgary.  From September 2008 to 2011 he worked as a technical representative for Ranger Survey Systems, a drilling supply and services company, in Calgary, Alberta.  From December 2007 to August 2008 he was a project manager for Adler Environmental Solutions, an environmental assessment company, and from December 1996 to July 2007 he owned a computer business.  He obtained a Bachelor of Science degree in geology from Brandon University in 2002 and an Oceanological Engineering Degree for far Eastern University in Vladivostok, Russia in 1991.  Mr. Adams is also the President, CEO and director of Titan., a publicly traded junior oil and gas exploration company.

There are no familial relationships among any of our officers or directors.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years.  We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director, is a party adverse to us or any of our or has a material interest adverse to us or any of our subsidiaries.

Each director of the Company serves for a term of one year or until such director’s successor is duly elected and is qualified.  Each officer serves, at the pleasure of the board of directors, for a term of one year and until such officer’s successor is duly elected and is qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company.  As of March 31, 2012, our officers, directors and persons who own more than ten percent of a registered class of our equity securities were not subject to the filing requirements of Section 16(a)..

Code of Ethics

The Company currently has not adopted a Code of Ethics applicable to  its principal executive officer and principal accounting and financial officer because of its small size and limited resources  and because management's attention has been focused on matters pertaining to raising capital and the operation of the business.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Changes to Procedures for Recommendations of Director Nominees

During the fiscal year ended March 31, 2012, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 11.   Executive Compensation

Summary Compensation Table

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified	All
Name and				Stock	Option	Incentive Plan	Deferred	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)

Jarnail Dhaddey	2012	0	0	0	0	0	0	0	0
President, Chief Executive Officer	2011	0	0	0	0	0	0	0	0

Since our incorporation on December 6, 2010 we have not paid any compensation to our directors or officers in consideration for their services rendered to our Company in their capacity as such except commencing with his appointment on February 1, 2011, we paid Jack Adams, our Secretary and a director $500 a month for serving as a director.  Although we have a service agreement with Mr. Adams for his compensation, we do not have employment agreements with any of our directors or our officers.  We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

Since our incorporation on December 6, 2010, no stock options or stock appreciation rights were granted to any of our officers or directors.  We have no equity incentive plans.

Compensation of Directors

The following table summarizes the compensation awarded during the fiscal year ended March 31, 2012 to our directors:

Name (a)	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jack Adams	2012	6,000	0	0	0	0	0	6,000
	2011	1,000	0	0	0	0	0	1,000

The Company pays Jack Adams $500 per month to serve on its Board of Directors pursuant to a service agreement.  In accordance with the terms of the service Agreement, he is to receive such amount in advance on a quarterly basis for as long as he is a director.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of June 5, 2012, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 25,740,000 shares of common stock which are issued and outstanding as of June 5, 2012.  Unless indicated otherwise, each person’s addresses below is c/o Westpoint Energy, Inc., 871 Coronado Center Drive, Suite 200, Henderson, Nevada, 89052.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Jarnail Dhaddey	Common	20,000,000	77.7%
Jack Adams	Common	0	0%

Directors and officers, as a group (2 persons)	Common	20,000,000	77.7%

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

On December 7, 2010 by action taken by our board of directors, we issued 20,000,000 shares of our common stock to Jarnail Dhaddey, at the purchase price of $0.0001 per share for the aggregate consideration of $2,000.  This transaction was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.    Mr. Dhaddey is the founder, officer and a director of our Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On February 1, 2011, the Company entered into a Service Agreement with Jack Adams, pursuant to which, Mr. Adams will provide us with his expertise as a geologist in consideration for $500 per month, payable in advance on a quarterly basis. In accordance with the terms of the Service Agreement, he is to receive such amount for as long as he is a director.

On February 16, 2011 the Company acquired an interest in our two P&NG Leases  in the province of Saskatchewan from Titan for $15,000.  At the time of the property acquisition, the Company’s President and CEO, Jarnail Dhaddey, was the sole executive officer of Titan. However, Mr. Dhaddey has since resigned all of his positions with Titan.  In addition, the Company’s other director, Jack Adams, is currently the President and CEO of Titan and was a director of Titan at the time of the property acquisition.

Director Independence

We are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Item 14.   Principal Accounting Fees and Services

Robison, Hill & Co. has been the Company’s independent registered public accounting firm from the inception of the Company.  Fees billed to the Company for the fiscal years ending March 31, 2012 and 2011 are set forth below:

	Fiscal year ending March 31, 2012	Fiscal year ending March 31, 2011
Audit Fees (1)	$20,940	$0
Audit Related Fees	0	0
Tax Fees (2)	190	0
All Other Fees	$0	$0

(1) Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements and internal control over financial reporting and quarterly review of financial statements included in the Company’s Quarterly Reports on Form 10-Q.

(2) Tax Fees relate to the preparation of the Company’s annual tax return.

As of March 31, 2012, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
4.1	Form of Stock Certificate (1)
10.1	Form of Regulation D Subscription Agreement (1)
10.2	Form of Regulation S Subscription Agreement (1)
10.3	Sale and Conveyance Agreement dated February 16, 2011 by and between Titan Oil & Gas, Inc. and the Company (1)
10.4	Service Agreement dated February 1, 2011 by and between Jack Adams and the Company (1)
10.5	Office Lease with Regus (1)
10.6	Saskatchewan Petroleum and Natural Gas Leases PN63893 and PN63897 dated April 12, 2010 (2)
21	List of Subsidiaries
31	Rule 13a-14(a)/15d14(a) Certifications
32	Section 1350 Certifications

(1) Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2011

(2) Incorporated by reference to the corresponding exhibit to the Company’s Amended Registration Statement on Form S-1 filed with the SEC on August 8, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTPOINT ENERGY, INC.

Dated: June 5, 2012	By: /s/ Jarnail Dhaddey
Name: Jarnail Dhaddey
Title: President, Chief Executive and Operating Officer, Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Jarnail Dhaddey Jarnail Dhaddey	Director, President, Chief Executive and Operating Officer, and Treasurer (Principal Executive, Financial, and Accounting Officer)	June 5, 2012

/s/ Jack Adams Jack Adams	Secretary and Director	June 5, 2012