Form 10-Q
period 2012-06-30
Westpoint Energy, Inc.
filed 2012-08-14
CIK 1522164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended June 30, 2012
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,090,000 shares of common stock, $0.0001 par value, issued and outstanding as of August 13, 2012.

TABLE OF CONTENTS

Page

PART I - Financial Information	3

Item 1. Financial Statements
Consolidated Balance Sheets at June 30, 2012 (unaudited), and March 31, 2012	3
Consolidated Statements of Operations (unaudited) for the three-month periods ended
June 30, 2012 and 2011, and for the period from inception
on December 6, 2010 to June 30, 2012.	4
Consolidated Statements of Cash Flows (unaudited) for the three-month periods ended
June 30, 2012 and 2011, and for the period from inception
on December 6, 2010 to June 30, 2012.	5
Notes to the Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11
Item 3 Quantitative and Qualitative Disclosures About Market Risk	13
Item 4 Controls and Procedures	13

PART II – Other Information

Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Mine Safety Disclosures	13
Item 5. Other Information	14
Item 6. Exhibits	14

  PART I – FINANCIAL INFORMATION

  Item 1.  Financial Statements

WESTPOINT ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	March 31,
	2012	2012
ASSETS
Current Assets
Cash	$4,760	$25,795
Accounts Receivable	688	504
Prepaid expenses	5,376	2,702
Total Current Assets	10,824	29,001

Oil and Gas Property Interests (note 4)	17,905	17,315

Total Assets	$28,729	$46,316

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$21,433	$184
Total Current Liabilities	21,433	184

Stockholders' Equity
Common Stock, Par Value $.0001
Authorized 100,000,000 shares,
25,740,000 shares issued and outstanding at June 30, 2012
(March 31, 2012 - 25,740,000)	2,574	2,574
Paid-In Capital	102,426	102,426
Deficit Accumulated Since Inception of the Exploration Stage	(97,704)	(58,868)
Total Stockholders' Equity	7,296	46,132

Total Liabilities and Stockholders' Equity	$28,729	$46,316

The accompanying notes are an integral part of these financial statements.

WESTPOINT ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			Since
	For the Three-Month Periods		December 6, 2010
	Ended		(Inception) to
	June 30,		June 30,
	2012	2011	2012
Revenues	$-	$-	$-
Cost of Revenues	-	-	-
Gross Margin	-	-	-

Expenses
Professional Expenses	17,631	13,727	43,976
Transfer agent and filing fees	18,609	-	39,393
Office and sundry	499	80	2,266
Rent	597	597	3,569
Directors’ fees	1,500	1,500	8,500
Net Loss from Operations	(38,836)	(15,904)	(97,704)

Other Income (Expenses)
Interest	-	-	-
Net Other Income (Expenses)	-	-	-
Net Loss	$(38,836)	$(15,904)	$(97,704)

Basic and Diluted Loss per Share	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	25,740,000	25,740,000

The accompanying notes are an integral part of these financial statements.

WESTPOINT ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			Dec 6, 2010
	For the Three-Months Ended		(Inception) to
	June 30,		June 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(38,836)	$(15,904)	$(97,704)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Change in Operating Assets and Liabilities
Decrease (Increase) in Accounts Receivable	(184)	-	(688)
Decrease (Increase) in Prepaid Expenses	(2,674)	2,162	(5,376)
Increase (Decrease) in Accounts Payable	21,249	11,855	21,433
Net Cash Used in Operating Activities	(20,445)	(1,887)	(82,335)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Oil and Gas Property Interests	(590)	(2,025)	(17,905)
Net Cash Used in Investing Activities	(590)	(2,025)	(17,905)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	-	-	105,000
Net Cash Provided by Financing Activities	-	-	105,000

Net (Decrease) Increase in Cash and Cash Equivalents	(21,035)	(3,912)	4,760
Cash and Cash Equivalents at Beginning of Period	25,795	83,296	-
Cash and Cash Equivalents at End of Period	$4,760	$79,384	$4,760

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTPOINT ENERGY INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Westpoint Energy, Inc. (an exploration stage company) (the “Company”) was incorporated in the state of Nevada on December 6, 2010.  The Company was established for the purposes of acquiring and, if warranted and feasible, developing oil and gas exploration properties.   In Saskatchewan, Canada the Company has acquired the rights to two petroleum and natural gas leases covering a total area of approximately 132 hectares of land.  The Company has not received any revenue from these assets as of June 30, 2012.

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

Interim Reporting

The unaudited consolidated financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Westpoint Energy, Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2012 and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended March 31, 2012 have been omitted.  The results of operations for the three-month period ended June 30, 2012 are not necessarily indicative of results for the entire year ending March 31, 2013.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The Company only commenced its oil and gas exploration activities in February 2011.   The Company has not realized any revenue from its present operations.  During the three months ended June 30, 2012, the Company incurred a net loss of $38,836.  Since inception on December 6, 2010 to June 30, 2012 the Company has an accumulated deficit of $97,704.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to develop its oil and gas properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $74,000 to fund its operations during the next twelve months which will include minimum annual property lease payments, continued assessment of our Saskatchewan leases, undertaking due diligence on the Juniper Property, as well as the costs associated with maintaining an office.  Despite completing a private placement of $35,000 in July 2012, current cash on hand is insufficient for the Company’s requirements for the next twelve months.  Management may seek additional capital through a private placement and public offering of its common stock in the future.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

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

Comprehensive Income

The Company has adopted ASC 220 (formerly SFAS No. 130, “Reporting Comprehensive Income”), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company has disclosed this information on its Statement of Operations. Comprehensive income is comprised of net income (loss) and all changes to capital deficit except those resulting from investments by owners and distribution to owners.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of June 30, 2012.

Uncertain Tax Positions

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the year ended March 31, 2012 or for the year ended March 31, 2011. The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended March 31, 2012 and 2011, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction. Tax years 2011 to present remain open to U.S. Federal income tax examination.  The Company is not currently involved in any income tax examinations.

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

NOTE 4 – OIL AND GAS PROPERTY INTERESTS (Unproven)

Saskatchewan Properties

	June 30, 2012 (Cumulative)
	Saskatchewan	Total
Property acquisition costs	$16,435	$16,435
Additional property costs	1,470	1,470
Total expenditures	$17,905	$17,905

On February 16, 2011 the Company acquired an interest in two Petroleum and Natural Gas (“P&NG”) Leases (the “Leases”) in the province of Saskatchewan from Titan Oil & Gas, Inc. (“Titan”) for $15,000 (note 5).  The Leases are located in the Estevan area of the province which is in the southeast corner of Saskatchewan.  The total area covered by the Company’s portion of the Leases is approximately 132 hectares.  The Leases that were acquired by the Company are with the province of Saskatchewan and they had been previously acquired by Titan through a public land sale process held on a regular basis by the Saskatchewan provincial government.  Subsequent to the acquisition of the Leases from Titan, the Company submitted bids through the public land sale process on lands in the vicinity of the Company’s Leases.  To date, no additional land has been leased by the Company.

The public land sale process is a sealed bid auction.  On the day of the sale, the province reviews the bids.  Upon being notified that it has submitted the highest bid for a specific land parcel the Company would immediately pay the government the bid price and enter into a formal lease with the government. The Leases acquired from Titan are for an initial 5 year term, require minimum annual lease payments, and grant the Company the right to explore for potential petroleum and natural gas opportunities on the respective lease.  The Company’s Leases are subject to royalties payable to the government of Saskatchewan.

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

The Company currently pays one of its directors $500 per month to serve on its Board of Directors.  The payments are made quarterly in advance.  The total amount paid to the directors for the three-month period ended June 30, 2012 was $1,500 (2011 - $1,500).

NOTE 6 – SUBSEQUENT EVENTS

Common Share Transactions

On July 13, 2012 the Company closed a private placement of 350,000 common shares at $0.10 per share for a total offering price of $35,000.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.   The private placement was fully subscribed to by one non-U.S. person.

Property Option Agreement

On August 4, 2012, the Company executed a Letter of Intent (the “LOI”) with Juniper Holdings LLC (“Juniper”) granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by Juniper.  The property known as the Juniper Property is located in Esmeralda County, Nevada and currently consists of 19 unpatented claims (the ‘Property”).

Under the LOI, the Company will have a six-month exclusive due diligence period to examine the Property for the presence of rare earth elements (“REE”).  At any point prior to the expiry of the due diligence period, the Company can acquire 100% of the rights to the Property by making a one-time payment of $40,000.  There are no additional future payments or future royalties under the LOI.  In exchange for the exclusive due diligence period, the Company will pay the annual claim fees on the Property to the state and county authorities.  The Company estimates the claim fees to be paid are approximately $2,800.  In the event the Company does not exercise its option under the LOI, the Company will have no further financial obligations.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements of Westpoint Energy, Inc.  (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated exploration and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Company’s Form 10-K filed with the Securities and Exchange Commission on June 6, 2012.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

General

The Company was established to acquire, explore, and if warranted and feasible, develop oil and natural gas resource properties.  The Company has acquired leases for two properties in the province of Saskatchewan, Canada.  In addition, the Company has one rare earth element property under option in Nevada.

Plan of Operation

Saskatchewan Leases

The Company has budgeted $20,000 for its ongoing property assessment of its Saskatchewan properties.  The Company’s work plan has included a review of all publicly available data from its properties as well as data from adjoining or nearby properties.  Whenever a company undertakes any drilling on land controlled by the province, it must report the results to the government.  These results then become known to the public. Therefore, a review of this information may indicate the existence of known oil-producing formations on land close to our properties.  The presence of formations with good production potential exiting on other lands not owned or controlled by us does not ensure that such formations exist on our properties.  However, in the event that nearby lands are either producing or contain formations thought to have the potential to produce oil or gas, then such circumstances would be a positive first step, although not a guarantee, in the advancement of the Company’s properties.

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

Juniper Property

The Company recently optioned a rare earth element property in Nevada.  The Company is currently establishing a budget for the due diligence process required under the property letter of intent.  However, the Company is expecting to incur $10,000 to complete its due diligence including the payment of one year of claim fees.

Results of Operations

The Company is in its exploration stage and did not generate any revenues during the three months ended June 30, 2012 or 2011.  The Company was incorporated on December 6, 2010 and as a result did not have any significant operations for the three-month period ended June 30, 2011.

Total operating expenses

During the three months ended June 30, 2012, the total operating expenses were $38,836, which include $17,631 in professional expenses, $1,500 in directors’ fees, $597 in rent, $18,609 in transfer agent and filing fees, and $499 in office and sundry.  The Company engaged a transfer agent in November 2011.  In addition, during the three months ended June 30, 2012 the Company applied for its shares to begin trading publicly.  As a result, the Company has recorded those expenses in Transfer Agent and Filing Fees.

During the three months ended June 30, 2011, the total operating expenses were $15,904, which include $13,727 in professional expenses associated with filing its S-1 registration statement, $1,500 in directors’ fees, $597 in rent, and $80 in office and sundry.

Net loss

During the three-month period ended June 30, 2012 the Company had a net loss of $38,836 compared to $15,904 in the comparable period in 2011.  The main increase in the net loss was due to transfer agent and filing fees of $18,609 to submit our application for our shares to begin trading publicly.   During the same period in 2011 there were no transfer agent and filing fees.

Liquidity and Capital Resources

We had a cash balance of $4,760 and negative working capital of ($10,609) as of June 30, 2012. We anticipate that we will incur the following expenses over the next twelve months:

•	$44,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.
•	$20,000 for annual minimum lease payments and on-going assessment of our Alberta properties.
•	$10,000 to complete due diligence on the Juniper Property.

The Company used $20,445 in operations for the three months ended June 30, 2012 compared to $1,887 for the three months ended June 30, 2011.  The primary reason for the increase was an increase in the net loss to $38,836 in the three months ended June 30, 2012 compared to $15,904 in the three months ended June 30, 2011.  Partially offsetting the impact of the increased net loss was an inflow from an increase in accounts payable and accrued liabilities of $21,249 for the three months ended June 30, 2012 compared to an inflow of $11,855 for the three months ended June 30, 2011.  There were no financing activities for either of the three months ended June 30 2012 or 2011.  The Company invested $590 in oil and gas property interests in the three months ended June 30, 2012 compared to $2,025 in the three months ended June 30, 2011.

The Company expects that it will need approximately $74,000 to fund its operations during the next twelve months.  Despite completing a private placement of $35,000 in July 2012, current cash on hand is insufficient for the Company’s requirements for the next twelve months.  Management may seek additional capital through private or public offerings of its common stock in the future.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $97,704 for the period from December 6, 2010 (inception) to June 30, 2012, and has no sales.  Current cash on hand is insufficient for the Company’s requirements for the next twelve months.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, its independent auditors included an explanatory paragraph in their report on the March 31, 2012 financial statements regarding concerns about the Company’s ability to continue as a going concern. The Company’s financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by its independent auditors.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Smaller reporting companies are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

The Company does not have any mining operations.

Item 5. Other information

None.

Item 6. Exhibits

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

Date: August 13, 2012 WESTPOINT ENERGY, INC. By: /s/ Jarnail Dhaddey Jarnail Dhaddey President, Chief Executive Officer, and Treasurer (Principal Executive, Financial, and Accounting Officer)