Form 10-Q
period 2012-09-30
Westpoint Energy, Inc.
filed 2012-11-13
CIK 1522164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended September 30, 2012
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,090,000 shares of common stock, $0.0001 par value, issued and outstanding as of November 14, 2012.

  PART I – FINANCIAL INFORMATION

  Item 1.  Financial Statements
WESTPOINT ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	March 31,
	2012	2012
ASSETS
Current Assets
Cash	$6,195	$25,795
Accounts Receivable	412	504
Prepaid expenses	3,474	2,702
Total Current Assets	10,081	29,001

Oil and Gas Property Interests (note 4)	17,905	17,315

Total Assets	$27,986	$46,316

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$13,547	$184

Total Current Liabilities	13,547	184

Stockholders' Equity
Common Stock, Par Value $.0001
Authorized 100,000,000 shares,
26,090,000 shares issued and outstanding at September 30, 2012
(March 31, 2012 - 25,740,000)	2,609	2,574
Paid-In Capital	137,391	102,426
Deficit Accumulated Since Inception of the Exploration Stage	(125,561)	(58,868)

Total Stockholders' Equity	14,439	46,132

Total Liabilities and Stockholders' Equity	$27,986	$46,316

The accompanying notes are an integral part of these financial statements.

WESTPOINT ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
					Cumulative
					Since
	For the Three Months		For the Six Months		Dec 6, 2010
	Ended		Ended		(Inception) to
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012
Revenues	$-	$-	$-	$-	$-
Cost of Revenues	-	-	-	-	-
Gross Margin	-	-	-	-	-

Expenses:
Mineral Property Expenses	6,867	-	6,867	-	6,867
Professional Fees	6,926	610	24,557	14,337	50,902
Transfer Agent & Filing Fees	9,004	4,971	27,613	4,971	48,397
Office and Sundry	2,963	830	3,462	910	5,229
Rent	597	597	1,194	1,194	4,166
Directors’ Fees	1,500	1,500	3,000	3,000	10,000
Net Loss from Operations	(27,857)	(8,508)	(66,693)	(24,412)	(125,561)

Other Income (Expenses)
Interest	-	-	-	-	-
Net Other Income (Expenses)	-	-	-	-	-

Net Loss	$(27,857)	$(8,508)	$(66,693)	$(24,412)	$(125,561)

Basic and Diluted
Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	26,040,543	25,740,000	25,990,274	25,740,000

The accompanying notes are an integral part of these financial statements.

WESTPOINT ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			Dec 6, 2010
	For the Six-Months Ended		(Inception) to
	September 30,		September 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(66,693)	$(24,412)	$(125,561)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Change in Operating Assets and Liabilities
Decrease (Increase) in Accounts Receivable	92	-	(412)
Decrease (Increase) in Prepaid Expenses	(772)	2,760	(3,474)
Increase (Decrease) in Accounts Payable	13,363	15,490	13,547
Net Cash Used in Operating Activities	(54,010)	(6,162)	(115,900)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Oil and Gas Property Interests	(590)	(2,025)	(17,905)
Net Cash Used in Investing Activities	(590)	(2,025)	(17,905)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	35,000	-	140,000
Net Cash Provided by Financing Activities	35,000	-	140,000

Net (Decrease) Increase in Cash and Cash Equivalents	(19,600)	(8,187)	6,195
Cash and Cash Equivalents at Beginning of Period	25,795	83,296	-
Cash and Cash Equivalents at End of Period	$6,195	$75,109	$6,195

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTPOINT ENERGY INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Westpoint Energy, Inc. (an exploration stage company) (the “Company”) was incorporated in the state of Nevada on December 6, 2010.  The Company was established for the purposes of acquiring and, if warranted and feasible, developing oil and gas exploration properties.   In Saskatchewan, Canada the Company has acquired the rights to two petroleum and natural gas leases covering a total area of approximately 132 hectares of land.  The Company has not received any revenue from these assets as of September 30, 2012.

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

Interim Reporting

The unaudited consolidated financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Westpoint Energy, Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2012 and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended March 31, 2012 have been omitted.  The results of operations for the three and six-month periods ended September 30, 2012 are not necessarily indicative of results for the entire year ending March 31, 2013.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The Company only commenced its oil and gas exploration activities in February 2011.   The Company has not realized any revenue from its present operations.  During the six-months ended September 30, 2012, the Company incurred a net loss of $66,693.  Since inception on December 6, 2010 to September 30, 2012 the Company has an accumulated deficit of $125,561.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to develop its oil and gas properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $59,000 to fund its operations during the next twelve months which will include minimum annual property lease payments and continued assessment of our Saskatchewan leases, undertaking due diligence on the Juniper Property, as well as the costs associated with maintaining an office.  Despite completing a private placement of $35,000 in July 2012, current cash on hand is insufficient for the Company’s requirements for the next twelve months.  Management may seek additional capital through a private placement and public offering of its common stock in the future.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

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

Reclassifications

Certain reclassifications have been made in the financial statements for the period ended September 30, 2011 to conform to accounting and financial statement presentation for the period ended September 30, 2012.

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
Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of September 30, 2012.

Uncertain Tax Positions

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the period ended September 30, 2012 or for years ended March 31, 2012 or 2011. The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended March 31, 2012 and 2011, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction. Tax years 2011 to present remain open to U.S. Federal income tax examination.  The Company is not currently involved in any income tax examinations.

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

The Company has not recognized any revenue from its oil and gas exploration activities, which commenced in February, 2011.  The Company’s properties do not contain any known reserves or resources of oil or gas.

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

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued  through the date these financial statements were issued.

NOTE 4 – OIL AND GAS PROPERTY INTERESTS (Unproven)

Saskatchewan Properties
	September 30, 2012 (Cumulative)
	Saskatchewan	Total
Property acquisition costs	$16,435	16,435
Additional property costs	1,470	1,470
Total expenditures	$17,905	17,905

On February 16, 2011 the Company acquired an interest in two Petroleum and Natural Gas (“P&NG”) Leases (the “Leases”) in the province of Saskatchewan from Titan Oil & Gas, Inc. (“Titan”) for $15,000 (note 7).  The Leases are located in the Estevan area of the province which is in the southeast corner of Saskatchewan.  The total area covered by the Company’s portion of the Leases is approximately 132 hectares.  The Leases that were acquired by the Company are with the province of Saskatchewan and they had been previously acquired by Titan through a public land sale process held on a regular basis by the Saskatchewan provincial government.  Subsequent to the acquisition of the Leases from Titan, the Company submitted bids through the public land sale process on lands in the vicinity of the Company’s Leases.  To date, no additional land has been leased by the Company.

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

NOTE 5 – MINERAL PROPERTY INTERESTS

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

Under the LOI, the Company will have a six-month exclusive due diligence period to examine the Property for the presence of rare earth elements (“REE”).  At any point prior to the expiry of the due diligence period, the Company can acquire 100% of the rights to the Property by making a one-time payment of $40,000.  There are no additional future payments or future royalties under the LOI.  In exchange for the exclusive due diligence period, the Company will pay the annual state and county claim fees on the Property.  The Company has made the claim fee payments of $2,863 and is currently undertaking a sampling program on the Property.  In the event the Company does not exercise its option under the LOI, the Company will have no further financial obligations.

NOTE 6 – SHARE CAPITAL

Common Share Transactions

On July 13, 2012 the Company closed a private placement of 350,000 common shares at $0.10 per share for a total offering price of $35,000.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.   The private placement was fully subscribed to by one non-U.S. person.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company’s oil and gas property interests were acquired from Titan (note 4).  At the time of the property acquisition, the Company’s President and CEO, Jarnail Dhaddey, was the sole executive officer of Titan.  However, Mr. Dhaddey has since resigned all of his positions with Titan.  In addition, the Company’s former director, Jack Adams, was a director of Titan at the time of the property acquisition.

The Company currently pays one of its directors $500 per month to serve on its Board of Directors.  The payments are made quarterly in advance.  The total amount paid to the directors for the six-month period ended September 30, 2012 was $3,000 (2011 - $3,000).

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

General

The Company was established to acquire, explore, and if warranted and feasible, develop oil and natural gas resource properties.  The Company has acquired leases for two properties in the province of Saskatchewan, Canada.  In addition, the Company has one rare earth element property under option and is currently completing due diligence to determine if the Company will exercise its option to acquire the property.  The property is located in Nevada.

Plan of Operations

Saskatchewan Leases

The Company has budgeted $5,000 for its ongoing property assessment of its Saskatchewan properties.  The Company’s previous work plan has included a review of all publicly available data from its properties as well as data from adjoining or nearby properties.  Whenever a company undertakes any drilling on land controlled by the province, it must report the results to the government.  These results then become known to the public. Therefore, a review of this information may indicate the existence of known oil-producing formations on land close to our properties.  The presence of formations with good production potential exiting on other lands not owned or controlled by us does not ensure that such formations exist on our properties.  However, in the event that nearby lands are either producing or contain formations thought to have the potential to produce oil or gas, then such circumstances would be a positive first step, although not a guarantee, in the advancement of the Company’s properties.

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

Juniper Property

The Company recently optioned a rare earth element property in Nevada.  The Company is currently completing a small sampling program on the property to determine if it will exercise its option to acquire 100% interest in the property.

Results of Operations

Revenues

The Company is in its exploration stage and did not generate any revenues during the three or six-months ended September 30, 2012 or 2011.  The Company was incorporated on December 6, 2010 and as a result did not have any significant operations for the three or six-month periods ended September 30, 2011.

Operating Expenses

During the three-months ended September 30, 2012, the total expenses were $27,857, which included $6,867 related to claim fees and initial due diligence costs on the Juniper property, $6,926 in professional fees, $9,004  in transfer agent and filing fees, $1,500 in directors’ fees, $597 in rent, , and $2,963 in office and sundry.  During the three-months ended September 30, 2011, the total operating expenses were $8,508, which included $4,971 in transfer agent and filing fees, $610 in professional fees, $1,500 in directors’ fees, $597 in rent, and $830 in office and sundry.  The Company optioned the Juniper property in August 2012 which resulted in expenses being incurred in the three-months ended September 30, 2012 and not in the three-months ended September 30, 2011.  The increase in transfer agent and filing fees in the current period compared to the prior period was the result of expenses associated with regulatory filings.  The increase in office and sundry expenses for the three-months ended September 30, 2012 compared to the three-months ended September 30, 2011 was due to an overall increased level of activity in 2012 compared to 2011.

During the six-months ended September 30, 2012, the total operating expenses were $66,693, which included $6,867 related to claim fees and initial due diligence costs on the Juniper property, $24,557 in professional fees, $27,613 in transfer agent and filing fees, $3,000 in directors’ fees, $1,194 in rent, and $3,462 in office and sundry.  During the six months ended September 30, 2011, the total operating expenses were $24,412, which included $14,337 in professional fees, $4,971 in transfer agent and filing fees, $3,000 in directors’ fees, $1,194 in rent, and $910 in office and sundry.  The Company optioned the Juniper property in August 2012 which resulted in expenses being incurred in the six-months ended September 30, 2012 and not in the six-months ended September 30, 2011.  The increase in transfer agent and filing fees in the current six-month period ended September 30, 2012 compared to the prior six-month period ended September 30, 2012 was the result of expenses associated with regulatory filings. In addition, the Company engaged a transfer agent in November 2011.  Also, during the six-months ended September 30, 2012 the Company applied for its shares to begin trading publicly.  As a result, the Company has recorded those expenses in transfer agent and filing fees.  The increase in office and sundry expenses for the six-months ended September 30, 2012 compared to the six-months ended September 30, 2011 was due to an overall increased level of activity in 2012 compared to 2011.

Liquidity and Capital Resources

We had a cash balance of $6,195 and a negative working capital of ($3,466) as of September 30, 2012. We anticipate that we will incur the following expenses over the next twelve months:

•	$43,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.
•	$6,000 for annual minimum lease payments and on-going assessment of our Alberta properties.
•	$10,000 to complete due diligence on the Juniper Property.

The Company used cash of $54,010 in operations for the six-months ended September 30, 2012 compared to $6,162 for the six-months ended September 30, 2011.  The primary reason for the increase in cash used in operations was due to an increase in the net loss to $66,693 for the six-months ended September 30, 2012 compared to $24,412 for the six-months ended September 30, 2011.  Working capital changes included an inflow from an increase in accounts payable and accrued liabilities of $13,363 for the six-months ended September 30, 2012 compared to an inflow of $15,490 for the six-months ended September 30, 2011.  Prepaid expenses had an outflow of $772 for the six months ended September 30, 2012 compared to an inflow of $2,760 for the same period ending September 30, 2011. The Company invested $590 in oil and gas property interests in the six-months ended September 30, 2012 compared to $2,025 in the six-months ended September 30, 2011.  Cash from financing activities of $35,000 was received from proceeds from sale of common stock for the six months ended September 30, 2012 while there were no financing activities for the six-months ended September 30 2011.

The Company expects that it will need approximately $59,000 to fund all of its planned operations during the next twelve months.  Despite completing a private placement of $35,000 in July 2012, current cash on hand is insufficient for the Company’s requirements for the next twelve months.  Management may seek additional capital through private or public offerings of its common stock in the future.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $125,561for the period from December 6, 2010 (inception) to September 30, 2012, and has no sales.  Current cash on hand is insufficient for the Company’s requirements for the next twelve months.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, its independent auditors included an explanatory paragraph in their report on the March 31, 2012 financial statements regarding concerns about the Company’s ability to continue as a going concern. The Company’s financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by its independent auditors.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Smaller reporting companies are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012 to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date: November 14, 2012 WESTPOINT ENERGY, INC. By: /s/ Jarnail Dhaddey Jarnail Dhaddey President, Chief Executive Officer, and Treasurer (Principal Executive, Financial, and Accounting Officer)