Form 10-Q
period 2012-12-31
Westpoint Energy, Inc.
filed 2013-02-08
CIK 1522164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended December 31, 2012
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,090,000 shares of common stock, $0.0001 par value, issued and outstanding as of February 6, 2013.

TABLE OF CONTENTS

Page

PART I - Financial Information	3

Item 1. Financial Statements
Consolidated Balance Sheets at December 31, 2012 (unaudited), and March 31, 2012	3
Consolidated Statements of Operations (unaudited) for the three and nine-month periods ended December 31, 2012 and 2011, and for the period from inception on December 6, 2010 to December 31, 2012	4
Consolidated Statements of Cash Flows (unaudited) for the nine-month periods ended December 31, 2012 and 2011, and for the period from inception on December 6, 2010 to December 31, 2012	5
Notes to the Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12
Item 3 Quantitative and Qualitative Disclosures About Market Risk	14
Item 4 Controls and Procedures	14

PART II – Other Information	14

Item 1. Legal Proceedings	14
Item 1A. Risk Factors	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	15
Item 4. Mine Safety Disclosures	15
Item 5. Other Information	15
Item 6. Exhibits	15

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

WESTPOINT ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31,	March 31,
	2012	2012
ASSETS
Current Assets
Cash	$2,626	$25,795
Accounts Receivable	593	504
Prepaid expenses	1,570	2,702
Total Current Assets	4,789	29,001

Oil and Gas Property Interests (note 4)	17,905	17,315

Total Assets	$22,694	$46,316

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$23,892	$184

Total Current Liabilities	23,892	184

Stockholders' Equity
Common Stock, Par Value $.0001
Authorized 100,000,000 shares,
26,090,000 shares issued and outstanding at December 31, 2012
(March 31, 2012 - 25,740,000)	2,609	2,574
Paid-In Capital	137,391	102,426
Deficit Accumulated Since Inception of the Exploration Stage	(141,198)	(58,868)

Total Stockholders' Equity	(1,198)	46,132

Total Liabilities and Stockholders' Equity	$22,694	$46,316

The accompanying notes are an integral part of these financial statements.

WESTPOINT ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
					Cumulative
					Since
	For the Three Months		For the Nine Months		Dec 6, 2010
	Ended		Ended		(Inception) to
	December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012
Revenues	$-	$-	$-	$-	$-
Cost of Revenues	-	-	-	-	-
Gross Margin	-	-	-	-	-

Expenses
Mineral Property Expenses	5,840	-	12,707	-	12,707
Professional Fees	5,329	7,299	29,886	21,636	56,231
Transfer Agent & Filing Fees	2,103	12,728	29,716	17,699	50,500
Office and Sundry	268	373	3,730	1,283	5,497
Rent	597	597	1,791	1,791	4,763
Directors’ Fees	1,500	1,500	4,500	4,500	11,500
Net Loss from Operations	(15,637)	(22,497)	(82,330)	(46,909)	(141,198)

Other Income (Expenses)
Interest	-	-	-	-	-
Net Other Income (Expenses)	-	-	-	-	-
Net Loss	$(15,637)	$(22,497)	$(82,330)	$(46,909)	$(141,198)

Basic and Diluted
Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	25,990,274	25,740,000	25,957,636	25,740,000

The accompanying notes are an integral part of these financial statements.

WESTPOINT ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			Dec 6, 2010
	For the Nine-Months Ended		(Inception) to
	December 31,		December 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(82,330)	$(46,909)	$(141,198)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Change in Operating Assets and Liabilities
Decrease (Increase) in Accounts Receivable	(89)	(316)	(593)
Decrease (Increase) in Prepaid Expenses	1,132	2,075	(1,570)
Increase (Decrease) in Accounts Payable	23,708	(559)	23,892
Net Cash Used in Operating Activities	(57,579)	(45,709)	(119,469)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Oil and Gas Property Interests	(590)	(2,025)	(17,905)
Net Cash Used in Investing Activities	(590)	(2,025)	(17,905)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	35,000	-	140,000
Net Cash Provided by Financing Activities	35,000	-	140,000

Net (Decrease) Increase in Cash and Cash Equivalents	(23,169)	(47,734)	2,626
Cash and Cash Equivalents at Beginning of Period	25,795	83,296	-
Cash and Cash Equivalents at End of Period	$2,626	$35,562	$2,626
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTPOINT ENERGY INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Westpoint Energy, Inc. (an exploration stage company) (the “Company”) was incorporated in the state of Nevada on December 6, 2010.  The Company was established for the purposes of acquiring and, if warranted and feasible, developing oil and gas exploration properties.   In Saskatchewan, Canada the Company has acquired the rights to two petroleum and natural gas leases covering a total area of approximately 132 hectares of land.  The Company has not received any revenue from these assets as of December 31, 2012.

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

Interim Reporting

The unaudited consolidated financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Westpoint Energy, Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2012 and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended March 31, 2012 have been omitted.  The results of operations for the three and nine-month periods ended December 31, 2012 are not necessarily indicative of results for the entire year ending March 31, 2013.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The Company only commenced its oil and gas exploration activities in February 2011.   The Company has not realized any revenue from its present operations.  During the nine-months ended December 31, 2012, the Company incurred a net loss of $82,330.  Since inception on December 6, 2010 to December 31, 2012 the Company has an accumulated deficit of $141,198.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to develop its oil and gas properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $49,000 to fund its operations during the next twelve months which will include minimum annual property lease payments and continued assessment of our Saskatchewan leases, undertaking due diligence on the Juniper Property, as well as the costs associated with maintaining an office.  Despite completing a private placement of $35,000 in July 2012 and obtaining $40,000 from the proceeds of a promissory note in February 2013 current cash on hand is insufficient for the Company’s requirements for the next twelve months.  Management may seek additional capital through a private placement and public offering of its common stock in the future.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

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

Reclassifications

Certain reclassifications have been made in the financial statements for the period ended December 31, 2011 to conform to accounting and financial statement presentation for the period ended December 31, 2012.

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2012.

Uncertain Tax Positions
The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the period ended December 31, 2012 or for years ended March 31, 2012 or 2011. The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended March 31, 2012 and 2011, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction. Tax years 2011 to present remain open to U.S. Federal income tax examination.  The Company is not currently involved in any income tax examinations.

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

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued  through the date these financial statements.

NOTE 4 – OIL AND GAS PROPERTY INTERESTS (Unproven)

Saskatchewan Properties
	December 31, 2012 (Cumulative)
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

Under the LOI, the Company will have a six-month exclusive due diligence period to examine the Property for the presence of rare earth elements (“REE”).  At any point prior to the expiry of the due diligence period, the Company can acquire 100% of the rights to the Property by making a one-time payment of $40,000.  There are no additional future payments or future royalties under the LOI.  In exchange for the exclusive due diligence period, the Company will pay the annual state and county claim fees on the Property.  The Company has made the claim fee payments of $2,863 undertook a sampling program on the Property.  The Company has not exercised its option under the LOI and as a result the Company has no further financial obligations.

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

The Company currently pays one of its directors $500 per month to serve on its Board of Directors.  The payments are made quarterly in advance.  The total amount paid to the directors for the nine-month period ended December 31, 2012 was $4,500 (2011 - $4,500).

NOTE 8 – SUBSEQUENT EVENT

On February 1, 2013, the Company closed a Promissory Note (the “Note”) for $40,000.  The Note bears interest at 3% per year and is due on February 1, 2014.  The Note may be repaid in its entirety including the outstanding interest earlier than the due date without penalty by the Company.  The Note is unsecured.

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

Juniper Property

The Company optioned a rare earth element property in Nevada.  The Company completed a small sampling program on the property and determined that it will not exercise its option to acquire 100% interest in the property.

Results of Operations

Revenues

The Company is in its exploration stage and did not generate any revenues during the three or nine-months ended December 31, 2012 or 2011.

Operating Expenses

During the three-months ended December 31, 2012, we had a net loss of $15,637, which included $5,840 related to claim fees and sampling costs on the Juniper property, $5,329 in professional fees, $2,103 in transfer agent and filing fees, $1,500 in directors’ fees, $597 in rent, and $268 in office and sundry.  During the three-months ended December 31, 2011, the net loss was $22,497, which included $12,728 in transfer agent and filing fees, $7,299 in professional fees, $1,500 in directors’ fees, $597 in rent, and $373 in office and sundry.  The Company optioned the Juniper property in August 2012 which resulted in expenses being incurred in the three-months ended December 31, 2012 and not in the three-months ended December 31, 2011.  The decrease in transfer agent and filing fees in the current period compared to the prior period was the result of expenses associated with filing the Company’s Form S-1 registration statement.

During the nine-months ended December 31, 2012, we had a net loss of $82,330, which included $12,707 related to claim fees and sampling costs on the Juniper property, $29,886 in professional fees, $29,716 in transfer agent and filing fees, $4,500 in directors’ fees, $1,791 in rent, and $3,730 in office and sundry.  During the nine months ended December 31, 2011, our loss was $46,909, which included $21,636 in professional fees, $17,699 in transfer agent and filing fees, $4,500 in directors’ fees, $1,791 in rent, and $1,283 in office and sundry.  The Company optioned the Juniper property in August 2012 which resulted in expenses being incurred in the nine-months ended December 31, 2012 and not in the nine-months ended December 31, 2011.  The increase in transfer agent and filing fees in the current nine-month period ended December 31, 2012 compared to the prior nine-month period ended December 31, 2012 was the result of expenses associated with regulatory filings. In addition, the Company engaged a transfer agent in November 2011.  Also, during the nine-months ended December 31, 2012 the Company applied for its shares to begin trading publicly.  As a result, the Company has recorded those expenses in transfer agent and filing fees.  The increase in office and sundry expenses for the nine-months ended December 31, 2012 compared to the nine-months ended December 31, 2011 was due to an overall increased level of activity in 2012 compared to 2011.

Liquidity and Capital Resources

We had a cash balance of $2,626 and a negative working capital of ($19,103) as of December 31, 2012. We anticipate that we will incur the following expenses over the next twelve months:

•	$43,400 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.
•	$5,600 for annual minimum lease payments and on-going assessment of our Alberta properties.

The Company used cash of $57,579 in operations for the nine-months ended December 31, 2012 compared to $45,709 for the nine-months ended December 31, 2011.  The primary reason for the increase in cash used in operations was due to an increase in the net loss to $82,330 for the nine-months ended December 31, 2012 compared to $46,909 for the nine-months ended December 31, 2011.  Working capital changes included an inflow from an increase in accounts payable and accrued liabilities of $23,708 for the nine-months ended December 31, 2012 compared to an outflow of $559 for the nine-months ended December 31, 2011.  Prepaid expenses had an inflow of $1,132 for the nine months ended December 31, 2012 compared to an inflow of $2,075 for the same period ending December 31, 2011. The Company invested $590 in oil and gas property interests in the nine-months ended December 31, 2012 compared to $2,025 in the nine-months ended December 31, 2011.  Cash from financing activities of $35,000 was received from proceeds from the issuance of common stock for the nine months ended December 31, 2012 while there were no financing activities for the nine-months ended December 31, 2011.

The Company expects that it will need approximately $49,000 to fund all of its planned operations during the next twelve months.  Despite completing a private placement of $35,000 in July 2012 and receiving the proceeds from a promissory note in February 2013 current cash on hand is insufficient for the Company’s requirements for the next twelve months.  Management may seek additional capital through private or public offerings of its common stock in the future.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $141,198 for the period from December 6, 2010 (inception) to December 31, 2012, and has no sales.  Current cash on hand is insufficient for the Company’s requirements for the next twelve months.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, its independent auditors included an explanatory paragraph in their report on the March 31, 2012 financial statements regarding concerns about the Company’s ability to continue as a going concern. The Company’s financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by its independent auditors.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Smaller reporting companies are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012 to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 6, 2013 WESTPOINT ENERGY, INC. By: /s/ Jarnail Dhaddey Jarnail Dhaddey President, Chief Executive Officer, and Treasurer (Principal Executive, Financial, and Accounting Officer)