Form 10-K
period 2013-03-31
Westpoint Energy, Inc.
filed 2013-07-12
CIK 1522164

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of September 30, 2012 was N/A.

The number of shares of the issuer’s common stock issued and outstanding as of July 12, 2013 was 26,090,000 shares.
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

Upon the resignation of Jack Adams as a director and Secretary on October 1, 2012, on October 2, 2012 the Company appointed Frank Bain as Secretary and Director.

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

While our Chief Executive Officer has limited experience and knowledge in the oil and gas, we have engaged a geologist as a consultant and have appointed him to our board of directors.  On October 2, 2012 we executed a Service Agreement with Frank Bain, pursuant to which Mr. Bain will provide his expertise as a geologist and serve on the board of directors. The engagement commenced on October 2, 2012 and will continue for as long as Mr. Bain is a director of the Company. We believe that our team will be able to successfully execute our business plan.  Neither Messrs. Dhaddey nor Bain have ever visited the Leases or have current plans to visit the properties. The properties are not producing at this stage and historical data on the properties is available electronically for their review.

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

Subsidiaries

On June 20, 2011 the Company incorporated WP Energy, Inc., our wholly-owned subsidiary in the province of Alberta, Canada.

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

We will be required to expend substantial amounts of working capital in order to explore and develop our leased properties.  We were incorporated on December 6, 2010. Our operations to date have been funded entirely from capital raised from our private offerings of securities or loans from January 2011 through February 2013. Notwithstanding the proceeds from the fundraising we will continue to require additional financing to execute our business strategy.  We are totally dependent on external sources of financing for the foreseeable future, of which we have no commitments. Our failure to raise additional funds in the future will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the investors in our common stock. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investments or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future could restrict our ability to grow and reduce our ability to continue to conduct business operations. After auditing our financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

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

Cash on hand is not sufficient to fund our anticipated operating needs of approximately $49,000 for the next twelve months. As we have no plan to generate revenue unless and until our exploration program is successful in finding productive wells, we will require substantial additional capital to fund our operations in the future in order to explore our leased properties which have not had any production of oil or natural gas, as well as for the future acquisition and/or development of other properties.  Because we currently do not have any cash flow from operations we will need to raise additional capital, which may be in the form of loans from current shareholders and/or from public and private equity offerings.  Any additional equity financing may involve substantial dilution to our then existing stockholders.  Our ability to access capital will depend on our success in participating in properties that are successful in exploring for and producing oil and gas at profitable prices.  It will also be dependent upon the status of the capital markets at the time such capital is sought.  Should sufficient capital not be available, the development of our business plan could be delayed and, accordingly, the implementation of our business strategy would be adversely affected. In such event it would not be likely that investors would obtain a profitable return on their investments or a return of their investments at all.

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

We have two P&NG Leases in the province of Saskatchewan, Canada.  Our Leases require annual lease payments to the Saskatchewan provincial government, which will amount to an aggregate of $455 in the next twelve months.  If we do not continue to make the annual lease payments, we will lose our ability to explore and develop the properties and we will not retain any kind of interest in the properties.

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

Mr. Dhaddey, our Chief Executive Officer and President and a director and Mr. Bain, our Secretary and a director are not required to work exclusively for us and do not devote all of their time to our operations.  Therefore, it is possible that a conflict of interest with regard to their time may arise based on their employment by such other company.  Their other activities may prevent them from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slowdown in operations.  It is expected that each of our directors will devote approximately two hours per week to our operations on an ongoing basis, and when required will devote whole days and even multiple days at a stretch when property visits are required or when extensive analysis of information is needed. Also, due to the competitive nature of the exploration business, the potential exists for conflicts of interest to occur from time to time that could adversely affect our business interests. Messrs. Dhaddey and Bain may have a conflict of interest in helping us to identify and obtain the rights to mineral properties, personnel or other business opportunities that his other natural resource exploration company may also be considering.

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

Our principal shareholder beneficially owns approximately 76.7% of our outstanding common stock. As a result of his ownership, the principal shareholder who is also an officer and a director is able to control all matters requiring shareholder approval, including the election of directors and removal of directors and approval of significant corporate transactions including:

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

Mr. Dhaddey, our Chairman, President, Chief Executive Officer and Chief Operating Officer, resides in  California and Mr. Bain, our Secretary and director, resides in Arizona while our two leased properties are located in the Province of Saskatchewan in Canada. Because Messrs. Dhaddey and Bain do not reside in close proximity to the properties there may be less on-site oversight by our management in the early stages of exploration and there may be increased travel and related costs getting to such properties which may result in more difficulty executing our business plan.

RISK FACTORS RELATING TO OUR COMMON STOCK

22. We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $.0001 per share, of which 26,090,000 shares are currently issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

23. One of our officers, who is also a director, owns a controlling interest in our voting stock and may take actions that are contrary to your interests, including selling their stock.

Our President and CEO, who is also a director, beneficially owns approximately 76.7% of our outstanding common stock.  If and when he is able to sell his shares in the market, such sales within a short period of time could adversely affect the market price of our common stock if the marketplace does not orderly adjust to the increase in the number of shares in the market. This will result in a decrease in the value of your investment in the Company.  Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

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

Item 1B. Unresolved Staff Comments

There are no unresolved staff comments.

Item 2. Properties

Corporate Office

We currently maintain our corporate office on a shared basis at 871 Coronado Center Dr., Suite 200, Henderson, Nevada, 89052 pursuant to a one-year lease which expires in January 2014 for monthly lease payments of $199. Management believes that our office space is suitable for our current needs.

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

Date	Location	Number of Leases	Land Area (Hectares)	Annual Lease Payments

April 12, 2010	SW 6 12 30 1	1	67.17	CDN $235 / USD $232
April 12, 2010	NW 22 14 30 1	1	64.75	CDN $227 / USD $223
		7	131.92	CDN $462 / USD $455

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

In furtherance of our strategy the Company submitted bids in land sales but to date has not been successful in acquiring additional land. In conjunction with the Company’s contract geologist and land broker, the Company is monitoring the land sale packages that become available on order to expand our land position.  In addition, the Company has engaged an engineering firm to undertake a review of its two Leases.  In particular, the review will include a detailed assessment of publicly available drilling information to help us assess whether our properties may contain the type of formations that typically host crude oil in southeastern Saskatchewan.  The review will also help to determine which other oil companies are exploring or drilling in our area in order to help us assess the possibility of approaching those companies for potential farm-in opportunities.  This detailed review is currently on-going.

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

Security Holders

On July 12, 2013, there were approximately thirty-two holders of record of the Company’s common stock.

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

The Company estimates that it will utilize an approximate minimum of $49,000 in the next 12 months to implement its activities. The following chart indicates how we would utilize such funds:

Purpose	Amount
G&A including expert consultant fees	$18,500
Ongoing property assessment	$5,500
Legal and accounting	$25,000
Total	$49,000

The $18,500 for G&A includes office rent and supplies, and potential fees for consultants assisting the Company with financing or fund raising activities.  The ongoing property assessment costs of $5,500 will pay for one year of lease payments and the continued review of the publicly available database of drilling results maintained by the province of Saskatchewan as well as the preparation of an assessment of partnership opportunities with companies operating in the area around our Leases.

Juniper Property

In August 2012, the Company executed a Letter of Intent (the “LOI”) with Juniper Holdings LLC (“Juniper”) granting it the right to acquire 100% of the mining interests of a mineral exploration property located in Esmeralda County, Nevada. Under the LOI, the Company had a six-month exclusive due diligence period to examine the property for the presence of rare earth elements and acquire mineral rights.  The Company completed a small sampling program on the property and determined that it will not exercise its option to acquire 100% interest in the property.  The Company has no further option, ownership interest or financial obligation in this property.

Results of Operations

The Year Ended March 31, 2013 compared to the Year Ended March 31, 2012

Revenues

The Company is in the exploration stage and did not generate any revenues during the years ended March 31, 2013 or 2012.

Total Operating Expenses and Net Loss

During the year ended March 31, 2013, we had a net loss of $90,726, which included $12,707 related to claim fees and sampling costs on the Juniper property, $33,805 in professional fees, $31,410 in transfer agent and filing fees, $6,000 in directors’ fees, $2,388 in rent, $4,222 in office and sundry, and $194 in interest expense.  During the year ended March 31, 2012, our loss was $55,562, which included $26,150 in professional fees, $19,509 in transfer agent and filing fees, $6,000 in directors’ fees, $2,388 in rent, and $1,515 in office and sundry.  The Company optioned the Juniper property in August 2012 which resulted in expenses being incurred in the year ended March 31, 2013 and not in the year ended March 31, 2012.  The increase in professional fees was due to higher audit and tax preparation costs for the year ended March 31, 2013 compared to the year ended March 31, 2012.  The increase in transfer agent and filing fees in the year ended March 31, 2013 compared to the prior year was the result of expenses associated with regulatory filings. In addition, the Company engaged a transfer agent in November 2011.  Also, during the year ended March 31, 2013 the Company applied for its shares to begin trading publicly.  As a result, the Company has recorded those expenses in transfer agent and filing fees.  The increase in office and sundry expenses for the year ended March 31, 2013 compared to the year ended March 31, 2012 was due to an overall increased level of activity in 2013 compared to 2012. The Company received $40,000 in proceeds from a promissory note on February 1, 2013 resulting in $194 in accrued interest being recognized.

Liquidity and Capital Resources

We had a cash balance of $13,336 and a negative working capital of ($27,499) as of March 31, 2013. We anticipate that we will incur the following expenses over the next twelve months:

•	$43,500 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.
•	$5,500 for annual minimum lease payments and on-going assessment of our Alberta properties.

The Company used cash of $86,869 in operations for the year ended March 31, 2013 compared to $55,476 for the year ended March 31, 2012.  The primary reason for the increase in cash used in operations was due to an increase in the net loss to $90,726 for the year ended March 31, 2013 compared to $55,562 for the year ended March 31, 2012.  Working capital changes included an inflow from an increase in accounts payable and accrued liabilities of $3,716 for the year ended March 31, 2013 compared to an outflow of $461 for the year ended March 31, 2012.  Prepaid expenses had an inflow of $201 in the current year compared to an inflow of $1,051 in the prior year. The Company invested $590 in oil and gas property interests in the year ended March 31, 2013 compared to $2,025 in the year ended March 31, 2012.  Cash from financing activities of $35,000 was received from proceeds from the issuance of common stock and $40,000 in proceeds from a promissory note in the year ended March 31, 2013 while there were no financing activities for the year ended March 31, 2012.

The Company expects that it will need approximately $49,000 to fund all of its planned operations during the next twelve months.  Despite completing a private placement offering of 350,000 shares of common stock for $35,000 in July 2012 and receiving the proceeds from a $40,000 promissory note in February 2013, current cash on hand is insufficient for the Company’s requirements for the next twelve months.  Management may seek additional capital through private or public offerings of its common stock in the future.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $149,594 for the period from December 6, 2010 (inception) to March 31, 2013, and has no sales.  Current cash on hand is insufficient for the Company’s requirements for the next twelve months.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, its independent auditors included an explanatory paragraph in their report on the March 31, 2013 financial statements regarding concerns about the Company’s ability to continue as a going concern. The Company’s financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by its independent auditors.

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

A detailed summary of all of the Company’s significant accountings policies and the estimates derived therefrom is included in Note 3 to the Company’s Consolidated Financial Statements for the year ended March 31, 2013. While all of the significant accounting policies are important to the Company’s consolidated financial statements, the following accounting policies and the estimates derived therefrom have been identified as being critical:

•	Oil and Gas Property Payments and Exploration Costs;
•	Impairment of Long-lived Assets;
•	Income taxes;

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In December 2011, FASB issued Accounting Standards Update (“ASU”) 2011-11 which amends the guidance in ASC 210, Balance Sheet (ASC 210). The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The ASU is effective for annual periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

In June 2011, the FASB issued Accounting Standards ASU 2011-05 to amend the guidance on the presentation of comprehensive income in ASC 220. ASU 2011-05 requires companies to present a single statement of comprehensive income or two separate but consecutive statements, a statement of operations and a statement of comprehensive income. ASU 2011-05 eliminates the alternative to present comprehensive income within the statement of equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU should be applied retrospectively and is effective for annual periods beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, which deferred the changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income.

In May 2011, the FASB issued ASU 2011-04, which amends the guidance on fair value measurement in ASC 820 to converge the fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards (“IFRS”) fair value measurement and disclosure requirements. The amendments change the wording used to describe the requirements for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements. This guidance is effective for annual periods beginning after December 15, 2011, applied prospectively.

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This pronouncement was issued to address implementation issues about the scope of Accounting Standards Update No. 2011-11 and to clarify the scope of the offsetting disclosures and address any unintended consequences. This pronouncement is effective for reporting periods beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, ‘Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This pronouncement was issued to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (i.e. inventory) instead of directly to income or expense in the same reporting period. This pronouncement is effective prospectively for reporting periods beginning after December 15, 2012.

Off-balance sheet arrangements

We have no off-balance sheet arrangements.

Item 7A Quantitative and Qualitative Disclosure About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 8.                       Financial Statements

Westpoint Energy, Inc.

(An Exploration Stage Company)

-:-

INDEPENDENT AUDITOR’S REPORT

March 31, 2013 and 2012

Contents	Page

Report of Independent Registered Public Accountants	F - 1

Consolidated Balance Sheets
March 31, 2013 and 2012	F - 2

Consolidated Statements of Operations
For the Periods Ended March 31, 2013 and 2012 and the Cumulative Period
from December 6, 2010 (inception) to March 31, 2013	F - 3

Consolidated Statement of Stockholders’ Equity
Since December 6, 2010 (inception) to March 31, 2013	F - 4

Consolidated Statements of Cash Flows
For the Periods Ended March 31, 2013 and 2012 and the Cumulative Period
from December 6, 2010 (inception) to March 31, 2013	F - 5

Notes to Consolidated Financial Statements	F - 6

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION

DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Westpoint Energy, Inc. (An Exploration Stage Company)

We have audited the accompanying balance sheets of Westpoint Energy, Inc. (an exploration stage company) as of March 31, 2013 and 2012, and the related statements of operations and cash flows for each of the years in the two-year period ended March 31, 2013, and the cumulative since December 6, 2010 (inception) to March 31, 2013, and the statement of stockholders’ equity since December 6, 2010 (inception) to March 31, 2013. Westpoint Energy Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westpoint Energy, Inc. (an exploration stage company) as of March 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2013, and the cumulative since December 6, 2010 (inception) to March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Robison, Hill & Co. Certified Public Accountants

Salt Lake City, Utah

July 12, 2013

WESTPOINT ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2013	2012
ASSETS
Current Assets
Cash	$13,336	$25,795
Accounts Receivable	758	504
Prepaid expenses	2,501	2,702
Total Current Assets	16,595	29,001

Oil and Gas Property Interests (note 4)	17,905	17,315

Total Assets	$34,500	$46,316

LIABILITIES
Current Liabilities
Accounts Payable and Accrued Liabilities	$3,900	$184
Related Party Promissory Note Payable and Accrued Interest (note 6)	40,194	-

Total Current Liabilities	44,094	184

STOCKHOLDERS’ (DEFICIT) EQUITY
Stockholders' (Deficit) Equity
Common Stock, Par Value $.0001
Authorized 100,000,000 shares,
26,090,000 shares issued and outstanding at March 31, 2013
(March 31, 2012 - 25,740,000)	2,609	2,574
Additional Paid-In Capital	137,391	102,426
Deficit Accumulated Since Inception of the Exploration Stage	(149,594)	(58,868)
Total Stockholders' (Deficit) Equity	(9,594)	46,132

Total Liabilities and Stockholders' Equity	$34,500	$46,316

The accompanying notes are an integral part of these financial statements.

WESTPOINT ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
			Since
	For the Years		December 6, 2010
	Ended		(Inception) to
	March 31,		March 31,
	2013	2012	2013
Revenues	$-	$-	$-
Cost of Revenues	-	-	-
Gross Margin	-	-	-

Expenses
Mineral Property Expenses	12,707	-	12,707
Professional Expenses	33,805	26,150	60,150
Transfer agent and filing fees	31,410	19,509	52,194
Office and sundry	4,222	1,515	5,989
Rent	2,388	2,388	5,360
Directors’ fees	6,000	6,000	13,000
Net Loss from Operations	(90,532)	(55,562)	(149,400	) )

Other Income (Expenses)
Interest	(194)	-	(194	) )
Net Other Income (Expenses)	(194)	-	(194	) )

Net Loss	$(90,726)	$(55,562)	$(149,594))

Basic and Diluted
Loss per Share	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	25,991,233	25,740,000

The accompanying notes are an integral part of these financial statements.

WESTPOINT ENERGY, INC.
 (An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
	Common Stock
	Shares	Par Value	Additional Paid –In Capital	Deficit Accumulated During Exploration Stage	Total
Balance at December 6, 2010 (inception)	—	$—	$—	$—	$—

Common Stock Issued to Founder
at $0.0001 per share, December 7, 2010	20,000,000	2,000	—	—	2,000
Common Stock Issued at $0.01 per
Share, January 7, 2011	4,600,000	460	45,540		46,000
Common Stock Issued at $0.05 per
Share, February 22, 2011	1,140,000	114	56,886		57,000
Loss for the Period	—	—	—	(3,306)	(3,306)
Balance March 31, 2011	25,740,000	$2,574	$102,426	$(3,306)	$101,694

Loss for the Period	—	—	—	(55,562)	(55,562)
Balance March 31, 2012	25,740,000	$2,574	$102,426	$(58,868)	$46,132

Common Stock Issued at $0.10 per
Share, July 13, 2012	350,000	35	34,965	-	35,000
Loss for the Period	—	—	—	(90,726)	(90,726)
Balance March 31, 2013	26,090,000	$2,609	$137,391	$(149,594)	$(9,594)

The accompanying notes are an integral part of these financial statements.

WESTPOINT ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
			Since
			December 6, 2010
	For the Years Ended		(Inception) to
	March 31,		March 31
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(90,726)	$(55,562)	$(149,594)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Accrued Interest	194	-	194
Change in Operating Assets and Liabilities
Decrease (Increase) in Accounts Receivable	(254)	(504)	(758)
Decrease (Increase) in Prepaid Expenses	201	1,051	(2,501)
Increase (Decrease) in Accounts Payable	3,716	(461)	3,900
Net Cash Used in Operating Activities	(86,869)	(55,476)	(148,759)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Oil and Gas Property Interests	(590)	(2,025)	(17,905)
Net Cash Used in Investing Activities	(590)	(2,025)	(17,905)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	35,000	-	140,000
Proceeds from Promissory Note	40,000	-	40,000
Net Cash Provided by Financing Activities	75,000	-	180,000

Net (Decrease) Increase in Cash and Cash Equivalents	(12,459)	(57,501)	13,336
Cash and Cash Equivalents at Beginning of Period	25,795	83,296	-
Cash and Cash Equivalents at End of Period	$13,336	$25,795	$13,336

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTPOINT ENERGY, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Westpoint Energy, Inc. (an exploration stage company) (the “Company”) was incorporated in the state of Nevada on December 6, 2010.  The Company was established for the purposes of acquiring and, if warranted and feasible, developing oil and gas exploration properties.   In Saskatchewan, Canada the Company has acquired the rights to two petroleum and natural gas leases covering a total area of approximately 132 hectares of land.  The Company has not received any revenue from these assets as of March 31, 2013.

On June 20, 2011 the Company incorporated a wholly-owned subsidiary in the province of Alberta, Canada named WP Energy, Inc.  The accompanying consolidated financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“US GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with US GAAP on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company only commenced its oil and gas exploration activities in February, 2011.   The Company has not realized any revenue from its present operations.  During the year ended March 31, 2013, the Company incurred a net loss of $90,726.  Since inception on December 6, 2010 the Company has an accumulated deficit of $149,594 to March 31, 2013.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to develop its oil and gas properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $49,000 to fund all of its planned operations during the next twelve months which will include minimum annual property lease payments, an on-going assessment of its leases as well as the costs associated with maintaining an office.  Despite completing a private placement of $35,000 in July 2012 and obtaining $40,000 from the proceeds of a promissory note in February 2013, current cash on hand is insufficient for the Company’s requirements for the next twelve months.  Management may seek additional capital through a private placement or public offering of its common stock in the future.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

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

Unless otherwise noted, all amounts included in the accompanying financial statements and footnotes are stated in U.S. dollars.

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

Comprehensive Income (Loss)

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

To date, the Company has not recognized any revenue from its oil and gas exploration activities which commenced in February, 2011.  The Company’s properties do not contain any known reserves or resources of oil or gas.

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

Asset Retirement Obligations

In accordance with ASC 410, Asset Retirement and Environmental Obligations, the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. At least annually, the Company will reassess the need to record an obligation or determine whether a change in any estimated obligation is necessary. The Company will evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation has materially changed the Company will accordingly update its assessment. The asset retirement obligation is measured at fair value on a non-recurring basis using level 3 inputs based on discounted cash flows involving estimates, assumptions, and judgments regarding the cost, timing of settlement, credit-adjusted risk-free rate and inflation rates.

The Company acquired its two leases on February 16, 2011.  The Company has not yet undertaken any field activity on its properties that would require the recognition of an asset retirement obligation.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of March 31, 2013.

Uncertain Tax Positions

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the period ended March 31, 2013 or for years ended March 31, 2013 or 2012. The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended March 31, 2013 and 2012, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction. Tax years 2011 to present remain open to U.S. Federal income tax examination.  The Company is not currently involved in any income tax examinations.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In December 2011, FASB issued Accounting Standards Update (“ASU”) 2011-11 which amends the guidance in ASC 210, Balance Sheet (ASC 210). The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The ASU is effective for annual periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

In June 2011, the FASB issued Accounting Standards ASU 2011-05 to amend the guidance on the presentation of comprehensive income in ASC 220. ASU 2011-05 requires companies to present a single statement of comprehensive income or two separate but consecutive statements, a statement of operations and a statement of comprehensive income. ASU 2011-05 eliminates the alternative to present comprehensive income within the statement of equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU should be applied retrospectively and is effective for annual periods beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, which deferred the changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income.

In May 2011, the FASB issued ASU 2011-04, which amends the guidance on fair value measurement in ASC 820 to converge the fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards (“IFRS”) fair value measurement and disclosure requirements. The amendments change the wording used to describe the requirements for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements. This guidance is effective for annual periods beginning after December 15, 2011, applied prospectively.

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This pronouncement was issued to address implementation issues about the scope of Accounting Standards Update No. 2011-11 and to clarify the scope of the offsetting disclosures and address any unintended consequences. This pronouncement is effective for reporting periods beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, ‘Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This pronouncement was issued to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (i.e. inventory) instead of directly to income or expense in the same reporting period. This pronouncement is effective prospectively for reporting periods beginning after December 15, 2012.

NOTE 4 – OIL AND GAS PROPERTY INTERESTS (Unproven)

	Saskatchewan	Total
March 31, 2011 - total expenditures	$15,290	$15,290
Property acquisition and lease costs	555	555
Additional property costs	1,470	1,470
March 31, 2012 - total expenditures	$17,315	$17,315
Property acquisition and lease costs	590	590
March 31, 2013 – total expenditures	$17,905	$17,905

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

Under the LOI, the Company will have a six-month exclusive due diligence period to examine the Property for the presence of rare earth elements (“REE”).  At any point prior to the expiry of the due diligence period, the Company can acquire 100% of the rights to the Property by making a one-time payment of $40,000.  There are no additional future payments or future royalties under the LOI.  In exchange for the exclusive due diligence period, the Company will pay the annual state and county claim fees on the Property.  The Company has made the claim fee payments of $2,863 and undertook a sampling program on the Property.  The Company has not exercised its option under the LOI and as a result the Company has no further financial obligations.

NOTE 6 – PROMISSORY NOTE

On February 1, 2013, the Company closed a Promissory Note (the “Note”) for $40,000.  The Note bears interest at 3% per year and is due on February 1, 2014.  The Note may be repaid in its entirety including the outstanding interest earlier than the due date without penalty by the Company.  The Note is unsecured. The Company has accrued $194 in interest to March 31, 2013.  The lender of the Note is a minority shareholder of the Company and as such the Note is payable to a related party.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company’s only properties were acquired from Titan (note 4).  At the time of the property acquisition, the Company’s President and CEO, Jarnail Dhaddey, was the sole executive officer of Titan. However, Mr. Dhaddey has since resigned all of his positions with Titan.  In addition, one of the Company’s former directors, Jack Adams, was formerly the President and CEO of Titan and was a director of Titan at the time of the property acquisition.  Mr. Adams no longer holds any positions with Titan.

The Company currently pays one of its directors $500 per month to serve on its Board of Directors.  The payments are made quarterly in advance.  The total amount paid to the directors for the period ended March 31, 2013 was $6,000 (2012 - 6,000).

NOTE 8 - COMMON STOCK TRANSACTIONS

On July 13, 2012 the Company closed a private placement of 350,000 common shares at $0.10 per share for total offering price of $35,000.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.  The private placement was fully subscribed to by one non-U.S. person.

NOTE 9 - INCOME TAXES

Deferred tax assets of the Company are as follows:

	2013	2012
Non-capital losses carried forward	$50,900	$20,000
Less: valuation allowance	(50,900)	(20,000)
Deferred tax asset recognized	$-	$-

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

The provision for income tax differs from the amount computed by applying statutory federal income tax rate of 34% to the net loss for the year.  The sources and effects of the tax differences are as follows:

	2013	2012
Computed expected tax benefit	$30,900	$18,900
Change in valuation allowance	(30,900)	(18,900)
Income tax provision	$-	$-

As of March 31, 2013, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $149,600 which expire starting in 2029.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

As at March 31, 2013 the Company has a total of two P&NG leases with the province of Saskatchewan (note 4).  Each lease is for an initial period of five years and has an annual minimum lease payment of CDN $3.50 (USD $3.44) per hectare or an aggregate CDN $462 (USD $455) per year based on the Company’s current land holdings.  The first year’s annual lease payment is included in the initial acquisition price.  The two leases expire April 12, 2015.  Therefore, the commitments are for the remaining two years.

Commencing January 1, 2013 the Company entered into a one-year lease for its office space at $199 per month.  It is expected that the Company will renew the lease for another year when the current lease expires.

Total annual minimum commitments are as follows:

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years
Annual P&NG Lease Payments:
Saskatchewan Property Leases	$910	$455	$455	$-
Office Lease Obligation	1,791	1,791	-	-
Total	$2,701	$2,246	$455	$-

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, including its chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2013, the date of the Company’s most recently completed fiscal year end. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of March 31, 2013, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on the Company’s assessment, our management has concluded that, as of March 31, 2013, the Company’s internal control over financial reporting was effective based upon the COSO criteria.

Lack of Segregation Of Duties

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the persons now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

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

Name	Position Held with the Company	Age	Date First Appointed
Jarnail Dhaddey	Chairman, President, Chief Executive Officer, Chief Operating Officer, Treasurer, and Director	70	December 6, 2010
Frank Bain	Secretary and Director	60	October 2, 2012

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Jarnail Dhaddey worked as a mechanical engineer for over 35 years.  Since June 2005 he has been retired from full-time work.  From August 1974 to June 2005 he was a project manufacturing engineer for the Northrop Grumann Company and from May 1965 to June 1972 he was employed by the Boeing Company.  He obtained a Bachelor of Science degree in mechanical engineering from the University of Idaho in Moscow, Idaho in 1965. Mr. Dhaddey was appointed to the board of directors because of his engineering background.

Frank Bain has thirty six years of experience in the exploration for and mining of copper, gold, rare earth elements and uranium.  His responsibilities have included project management, generation and assessment of mining and exploration projects with extensive experience in geochemistry, geophysics, surface and subsurface geologic mapping, core, rotary, and reverse circulation drilling, data evaluation and interpretation, and technical report writing and working with regulatory agencies at the state and federal level.  From 2010 to present, he has been a consulting geologist for a wide variety of companies in the mineral exploration sector.  From 2007 to 2009 he was an exploration manager and geologist for Vane Minerals and from 2004 to 2007 he was a field office geologist for the Department of the Interior, Bureau of land Management in Wyoming.  Mr. Bain is a Registered Professional Geologist in Wyoming and has Bachelor of Science Degrees in Geology and in Land Management from the University of Northern Arizona.  Both degrees were earned in 1975.  Mr. Bain was appointed to the board of directors due to his industry experience.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company.  We believe, based solely on our review of the copies of such forms, that during the fiscal year ended March 31, 2013, all reporting persons complied with all applicable Section 16(a) filing requirements.

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

Changes to Procedures for Recommendations of Director Nominees

During the fiscal year ended March 31, 2013, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 11. Executive Compensation

Summary Compensation Table

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified	All
Name and				Stock	Option	Incentive Plan	Deferred	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Jarnail Dhaddey	2013	0	0	0	0	0	0	0	0
President, Chief Executive Officer	2012	0	0	0	0	0	0	0	0

During our last two fiscal years, we have not paid any compensation to our directors or officers in consideration for their services rendered to our Company in their capacity as such, except commencing with his appointment on February 1, 2011, we paid Jack Adams, our former Secretary and a director $500 a month for serving as a director.  Effective October 2, 2012 we began paying Frank Bain $500 per month to serve as Secretary and as a director of the Company.  Mr. Adams resigned all of his positions with the Company on October 1, 2012.   Although we have a service agreement with Mr. Bain for his compensation, we do not have employment agreements with any of our directors or our officers.  We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

Since our incorporation on December 6, 2010, no stock options or stock appreciation rights were granted to any of our officers or directors.

We have no equity incentive plans.

Compensation of Directors

The following table summarizes the compensation awarded during the fiscal year ended March 31, 2013 to our directors:

Name (a)	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frank Bain (1)	2013	3,000	0	0	0	0	0	3,000
Jack Adams (2)	2013	3,000	0	0	0	0	0	3,000

(1)Effective October 2, 2012 the Company began paying Frank Bain $500 per month to serve on its Board of Directors pursuant to a service agreement.  In accordance with the terms of the Service Agreement, he is to receive such amount in advance on a quarterly basis for as long as he is a director.

(2)Mr. Adams resigned from the Company on October 1, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of July 12, 2013, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 26,090,000 shares of common stock which are issued and outstanding as of July 12, 2013.  Unless indicated otherwise, each person’s addresses below is c/o Westpoint Energy, Inc., 871 Coronado Center Drive, Suite 200, Henderson, Nevada, 89052.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Jarnail Dhaddey	Common	20,000,000	76.7%
Frank Bain	Common	0	0%
Directors and officers, as a group (2 persons)	Common	20,000,000	76.7%

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

On October 2, 2012, the Company entered into a Service Agreement with Frank Bain, Secretary and a director of the Company,  pursuant to which, Mr. Bain will provide us with his expertise as a geologist in consideration for $500 per month, payable in advance on a quarterly basis. In accordance with the terms of the Service Agreement, he is to receive such amount for as long as he is a director.  Until his resignation on October 1, 2012, the Company paid Jack Adams $500 per month to serve as a director of the Company.

On February 1, 2013, the Company closed a Promissory Note (the “Note”) for $40,000.  The Note bears interest at 3% per year and is due on February 1, 2014.  The Note may be repaid in its entirety including the outstanding interest earlier than the due date without penalty by the Company.  The Note is unsecured. The Company has accrued $194 in interest to March 31, 2013.  The lender of the Note is a minority shareholder of the Company and as such the Note is payable to a related party.

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

Item 14. Principal Accounting Fees and Services

Robison, Hill & Co. has been the Company’s independent registered public accounting firm from the inception of the Company.  Fees billed to the Company for the fiscal years ending March 31, 2013 and 2012 are set forth below:

	Fiscal year ending March 31, 2013	Fiscal year ending March 31, 2012
Audit Fees (1)	$21,265	$20,940
Audit Related Fees	$0	$0
Tax Fees (2)	$500	$190
All Other Fees	$0	$0

(1) Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements and internal control over financial reporting and quarterly review of financial statements included in the Company’s Quarterly Reports on Form 10-Q.

(2) Tax Fees relate to the preparation of the Company’s annual tax return.

As of March 31, 2013, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
4.1	Form of Stock Certificate (1)
10.1	Form of Regulation D Subscription Agreement (1)
10.2	Form of Regulation S Subscription Agreement (1)
10.3	Sale and Conveyance Agreement dated February 16, 2011 by and between Titan Oil & Gas, Inc. and the Company (1)
10.4	Service Agreement dated February 1, 2011 by and between Jack Adams and the Company (1)
10.5	Office Lease with Regus (1)
10.6	Saskatchewan Petroleum and Natural Gas Leases PN63893 and PN63897 dated April 12, 2010 (2)
10.7	Service Agreement dated October 2, 2012 by and between Frank Bain and the Company (3)
10.8	Letter of Intent with Juniper Holdings LLC (4)
10.9	Unsecured Promissory Note (5)
21	List of Subsidiaries (6)
31	Rule 13a-14(a)/15d14(a) Certifications
32	Section 1350 Certifications
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2011
(2) Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1/A filed with the SEC on August 8, 2011
(3) Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2012.
(4) Incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2012
(5) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2013
(6) Incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on June 6, 2012
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTPOINT ENERGY, INC.

Dated: July 12, 2013	By: /s/ Jarnail Dhaddey
Name: Jarnail Dhaddey
Title: President, Chief Executive and Operating Officer, Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/Jarnail Dhaddey Jarnail Dhaddey	Director, President, Chief Executive and Operating Officer, and Treasurer (Principal Executive, Financial, and Accounting Officer)	July 12, 2013

/s/ Frank Bain Frank Bain	Secretary and Director	July 12, 2013